Form 10QSB
period 2003-06-30
SERVICE 1ST BANCORP
filed 2003-08-14
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

        For the Transition Period from _________ to _________



                               SERVICE 1st BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      State of California                                       32-0061893
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

2800 W. March Lane, Suite 120, Stockton, CA                       95219
-------------------------------------------                     ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (209) 956-7800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      None
   ---------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 No par value Common Stock - 1,100,100 shares outstanding as of August 11, 2003


The Index to Exhibits is located on page 25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         06/30/03        12/31/02
                                                       ------------    ------------
ASSETS
Cash & due from banks                                  $  2,237,953    $  4,814,464
Fed Funds sold                                            6,367,970       5,270,236
                                                       ------------    ------------
   Cash and cash equivalents                              8,605,923      10,084,700


Securities available-for-sale                            34,081,089      24,841,058
Securities held-to-maturity                               1,704,987       2,608,834

Loans, net                                               46,935,294      44,293,608

Bank premises and equipment, net                            772,227         784,127
Accrued interest and other assets                           870,253         694,000

                                                       ------------    ------------
Total assets                                           $ 92,969,773    $ 83,306,327
                                                       ============    ============


LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                             $ 13,210,471    $ 22,208,821
   Interest-bearing DDA                                  38,914,292      23,629,218
   Money market deposit accounts                          6,340,208       7,167,043
   Statement savings                                      3,004,506       1,401,235
   Certificates of deposit                               22,860,873      20,315,107
                                                       ------------    ------------
      Total deposits                                     84,330,350      74,721,424
Other borrowings                                             64,500              --
Other liabilities                                           371,406         464,506
                                                       ------------    ------------

      Total liabilities                                  84,766,256      75,185,930

Shareholders' equity:
   Common stock                                          10,915,069      10,915,069
   Accumulated deficit                                   (2,819,233)     (2,902,979)
   Accumulated other comprehensive income net of tax        107,681         108,307
                                                       ------------    ------------
      Total shareholders' equity                          8,203,517       8,120,397
                                                       ------------    ------------
      Total liabilities and shareholders' equity       $ 92,969,773    $ 83,306,327
                                                       ============    ============

    The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                       For the three months ended      For the six months ended
                                                       ---------------------------   ---------------------------
                                                         06/30/03       06/30/02       06/30/03       06/30/02
                                                       ------------   ------------   ------------   ------------
Interest income:
   Interest & fees on loans                            $    831,772   $    717,524   $  1,684,658   $  1,347,714
   Interest on investments                                  228,046        235,204        433,093        452,788
   Interest on federal funds sold                            22,732          8,487         39,217         12,388
                                                       ------------   ------------   ------------   ------------
      Total interest income                               1,082,550        961,215      2,156,968      1,812,890

Interest expense:
   Interest expense on deposits                             380,273        273,684        751,663        506,768
   Interest on borrowings                                     1,491          1,838          1,747          5,383
                                                       ------------   ------------   ------------   ------------
                                                            381,764        275,522        753,410        512,151
                                                       ------------   ------------   ------------   ------------

Net interest income before provision for loan losses        700,786        685,693      1,403,558      1,300,739

Provision for loan losses                                    80,000         55,000        100,000         88,000
                                                       ------------   ------------   ------------   ------------

Net interest income after provision for loan losses         620,786        630,693      1,303,558      1,212,739

Gain on sale of securities                                   13,695             --         18,239         15,529

Other income                                                240,242         92,027        317,571        115,632

General & administrative expenses:
   Salaries & benefits                                      422,285        356,085        827,086        677,124
   Occupancy & equipment                                    131,499        125,805        256,875        250,887
   Other operating                                          281,669        171,621        471,661        338,614
                                                       ------------   ------------   ------------   ------------
      Total G & A expenses                                  835,453        653,511      1,555,622      1,266,625
                                                       ------------   ------------   ------------   ------------

Income (Loss) before income taxes                            39,270         69,209         83,746         77,275
Income taxes                                                     --             --             --            800
                                                       ------------   ------------   ------------   ------------

   Net income                                          $     39,270   $     69,209   $     83,746   $     76,475
                                                       ============   ============   ============   ============

Net income per share - basic                           $       0.04   $       0.06   $       0.08   $       0.07
                                                       ============   ============   ============   ============

Net income per share - diluted                         $       0.04   $       0.06   $       0.08   $       0.07
                                                       ============   ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                               SERVICE 1st BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                        Accumulated
                                                     Common Stock                                          Other          Total
                                              -------------------------  Comprehensive   Accumulated   Comprehensive   Shareholders'
                                                Shares         Amount       Income         Deficit        Income          Equity
                                              -----------   -----------   -----------    -----------    -----------    -----------
Balance January 1, 2002                         1,100,100   $10,915,069   $        --    $(3,122,132)   $    42,164    $ 7,835,101


Comprehensive income
Net loss                                                                      219,153        219,153             --        219,153
Unrealized losses on securities
 net of taxes of $66,299                                                       94,694             --         94,694         94,694
   Reclassifacation adjustment
 adjustment for gains included in net loss,
 net of tax of $19,840                                                        (28,551)            --        (28,551)       (28,551)
                                                                          -----------

Comprehensive income                                                          285,296
                                                                          ===========

                                              -----------   -----------                  -----------    -----------    -----------
Balance January 1, 2003                         1,100,100    10,915,069                   (2,902,979)       108,307      8,120,397


Comprehensive income
Net loss                                                                  $        --             --                            --
Unrealized gains on securities
 net of taxes of $(259)                                                        83,120                        83,120         83,120
                                                                          -----------
Comprehensive income                                                      $    83,120
                                                                          ===========

                                              -----------   -----------                  -----------    -----------    -----------
Balances June 30, 2003                          1,100,100   $10,915,069                  $(2,902,979    $   191,427    $ 8,203,517
                                              ===========   ===========                  ===========    ===========    ===========

                               SERVICE 1st BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    6/30/03         6/30/02
                                                                                  ------------    ------------
Operating activities:
   Net income                                                                     $     83,746    $     76,475
   Adjustments to reconcile net income to net cash
      from operating activities:
       Provision for loan losses                                                       100,000          88,000
       Depreciation                                                                     82,724         103,850
       Amortization and accretion on securities                                        287,946          33,143
       Gain on sale of securities, net                                                 (18,239)        (15,529)
       Increase in accrued interest                                                    (51,482)        (49,271)
       Net change in other assets                                                     (124,771)        (99,574)
       Net change in accrued expenses and other liabilities                             93,100         (65,544)
                                                                                  ------------    ------------

         Net cash provided by operating activities                                     453,024          71,550

Investing activities:
   Purchases of securities available-for-sale                                      (33,471,350)    (37,684,340)
   Purchase of securities held-to-maturity                                                  --        (667,515)
   Proceeds from sales of available-for-sale securities                              3,930,661       3,263,750
   Proceeds from payments, maturities and calls of available-for-sale securities    20,005,481      35,250,994
   Proceeds from payments, maturities and calls of held-to-maturity securities         732,491         686,017
   Net increase in loans                                                            (2,731,686)     (8,925,823)
   Purchases of premises and equipment                                                 (70,824)        (13,487)
                                                                                  ------------    ------------

         Net cash used by investing activities                                     (11,605,227)     (8,090,404)

Financing activities:
   Net increase in demand and interest-bearing
     deposits, and savings                                                           7,063,160      12,819,778
   Net increase in time deposits                                                     2,545,766      11,286,852
   Net change in borrowings                                                             64,500      (2,500,000)
                                                                                  ------------    ------------

         Net cash provided by financing activities                                   9,673,426      21,606,630
                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                           (1,478,777)     13,587,776

Cash and cash equivalents at beginning of period                                    10,084,700       3,685,345

                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                        $  8,605,923    $ 17,273,121
                                                                                  ============    ============

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                          784,457         585,196
     Income taxes                                                                           --             800

    The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION


The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the annual report on Form 10-KSB for the year ended December 31, 2002 of the Company's subsidiary, Service 1st Bank. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and the Company's income statements for the three months and six months June 30, 2003 and 2002, and the statement of cash flows for the six months ended June 30, 2003 and 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The balance sheet as of December 31, 2002, has been derived from the audited balance sheet as of that date.

Certain reclassifications have been made to the June 30, 2002 and December 31, 2002 financial statements to conform to the June 30, 2003 financial statements.


Stock based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of the grant and the amount an employee must pay to acquire the stock.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The exercise price of each option is greater than or equal to the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the net income and income per share would have been changed to the pro forma amounts indicated below:

                                                             For the three months ended       For the six months ended
                                                            ----------------------------    ----------------------------
                                                              06/30/03        06/30/02        06/30/03        06/30/02
                                                            ------------    ------------    ------------    ------------
Net Income (loss):
As reported                                                 $     39,270    $     69,209    $     83,746    $     76,475
Stock-Based Compensation using the Intrinsic Value Method
Stock-Based Compensation that would have been reported
  using the Fair Value Method of SFAS No. 123                    (25,087)        (32,678)        (50,174)        (65,356)
                                                            ------------    ------------    ------------    ------------

Pro Forma                                                   $     14,183    $     36,531    $     33,572    $     11,119
                                                            ============    ============    ============    ============

Net income per share - basic
  As reported                                               $       0.04    $       0.06    $       0.08    $       0.07
  Pro Forma                                                 $       0.01    $       0.03    $       0.03    $       0.01

Net income per share - diluted
  As reported                                               $       0.04    $       0.06    $       0.08    $       0.07
  Pro Forma                                                 $       0.01    $       0.03    $       0.03    $       0.01

NOTE 2:  EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of June 30, 2003 and 2002.


NOTE 3:  INVESTMENT SECURITIES

Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes reported in a separate component of stockholders' equity. Any gains or losses on sales of investments are computed on a specific identification basis.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The amortized cost and fair values of investment securities available-for-sale at June 30, 2003 were:

                                                            Gross           Gross          Estimated
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Obligations of U.S. Government Agencies   $ 10,861,831   $     72,953    $     (1,086)   $ 10,933,698
State and public subdivisions                  374,468         25,886              --         400,354
Asset backed-securities                      4,513,953         49,471            (191)      4,563,233
Mortgage backed-securities                  18,147,521         71,631         (35,348)     18,183,804
                                          ------------   ------------    ------------    ------------
                                          $ 33,897,773   $    219,941    $    (36,625)   $ 34,081,089
                                          ============   ============    ============    ============

The amortized cost and fair values of investment securities held-to-maturity at June 30, 2003 were:

                                               Gross           Gross          Estimated
                              Amortized      Unrealized      Unrealized         Fair
                                 Cost          Gains           Losses           Value
                             ------------   ------------    ------------    ------------
Asset backed-securities      $    785,052   $     21,633    $     (2,586)   $    804,099
Mortgage backed-securities        919,935         34,416              --         954,351
                             ------------   ------------    ------------    ------------
                             $  1,704,987   $     56,049    $     (2,586)   $  1,758,450
                             ============   ============    ============    ============


NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Service 1st Bank's customers are primarily located in San Joaquin County. Approximately 62% of the Bank's loans are for real estate and construction loans and approximately 26% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 4% of the loan portfolio with agriculture loans making up the remaining 8%. Generally real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.


Major classifications of loans were:

                                                  6/30/03            12/31/02
                                                ------------       ------------

Real estate                                     $ 31,121,053       $ 29,353,394
Commercial                                        10,833,175         10,868,089
Agricultural                                       4,149,005          2,978,029
Consumer                                           1,699,897          1,834,153
All other (including overdrafts)                       2,783                375
                                                ------------       ------------
                                                  47,805,913         45,034,040
Deferred loan fees and costs                        (182,619)          (142,432)
Allowance for loan losses                           (688,000)          (598,000)
                                                ------------       ------------
Total net loans                                 $ 46,935,294       $ 44,293,608
                                                ============       ============

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-QSB including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Quarterly Report and the Annual Report on Form-10KSB for the year ended December 31, 2002, should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Business Background
-------------------

         Service 1st Bancorp (the "Company") commenced operations on June 26, 2003 with the acquisition of Service 1st Bank (the "Bank") as its wholly-owned subsidiary. Each share of Bank stock was converted into one share of stock in the Company. The Bank operates full-service branch offices in the cities of Stockton and Tracy, California and a loan production office in Castro Valley, California. The focus of the Bank's business plan is to provide general commercial banking services primarily to small-to-medium size businesses, professionals, and members of the professional community. The Bank offers a wide range of deposit accounts, loan types, and specialized services.

         The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 and the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Critical Accounting Policies
----------------------------

         Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements. A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Management believes that the following are critical accounting policies:

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal in unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentration, specific problem loans, commitments, and current economic conditions that may affect the borrowers' ability to pay.

         Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Summary of Financial Condition
------------------------------

           The Company's total assets increased 11.6% from December 31, 2002 to June 30, 2003. As of June 30, 2003, total assets were $92,969,773 compared to $83,306,327 as of December 31, 2002. The increase in growth is from increased customer recognition and market acceptance of the Liquid Gold Checking account and growth in the certificates of deposits.

         Total net loans at June 30, 2003 were $46,935,294 compared to $44,293,608 at December 31, 2002. This represents an increase in net loans of 6.0% from December 31, 2002. The increase in loans represents management's continued success at attracting new loan customers and the opening of a loan production office in Castro Valley, California.

         Total investment securities at June 30, 2003 were $35,786,076 compared to $27,449,892 at December 31, 2002. The increase in investments from December 31, 2002 was the result of the growth in deposits and nominal growth in loans of $2,641,686. Federal Funds at June 30, 2003 increased to $6,367,970 compared to $5,270,236 as of December 31, 2002.

         Total deposits were $84,330,350 at June 30, 2003 compared to $74,721,424 at December 31, 2002. This growth in deposits primarily resulted from increased market acceptance of the Bank's Liquid Gold Checking Account and growth in certificates of deposit. Liquid Gold Checking Accounts grew to $37,532,182 at June 30, 2003 compared to $22,772,603 at December 31, 2002.
Certificates of deposit grew from $20,315,107 at December 31, 2002 to $22,860,873 at June 30, 2003. Noninterest-bearing DDA accounts decreased $8,998,350 from December 31, 2002 to June 30, 2003. Most of this decline was attributable to one title company customer. The balance for this customer declined by approximately $7.3 million from December 31, 2002 to June 30, 2003.

Results of Operations
---------------------

         Net income for the three months ended June 30, 2003 was $39,270 or $.04 per share compared to $69,209 or $.06 per share for the same period during 2002. During the second quarter of 2003, the expenses related to the formation of the Company were $76,047. There was no comparable expense in 2002. Net income for the six months ended June 30, 2003 was $83,746 or $.08 per share compared to net income of $76,475 or $.07 per share for the six months ended June 30, 2002. The favorable improvement in the Company's operations for the six months ended June 30, 2003 reflects the income that the Bank has been able to generate from an increase in loan and investment income, increased fees on deposit accounts, premiums received on loans sold, and loan servicing fees. There were also increased expenses incurred for the consolidated operations as a result of the expenses incurred for the formation of the Company.

Net Interest Income and Net Interest Margin
-------------------------------------------

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income on the next two pages.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended June 30, 2003 and 2002.

                                                          June 30, 2003                                  June 30, 2002
                                          ---------------------------------------------   ------------------------------------------
                                                                             Average                                      Average
                                            Average         Income/         Yield or        Average        Income/       Yield or
                                            Balance         Expense         Rate Paid       Balance        Expense       Rate Paid
                                          ------------    ------------     ------------   ------------   ------------   ------------
Interest-earning assets:
Investment securities                       31,532,121         228,046           2.90%     20,771,110         235,204          4.54%
Federal funds sold                           7,346,801          22,732           1.24%      1,817,748           8,487          1.87%
Loans (1) (2)                               46,188,241         831,772           7.22%     39,102,538         717,524          7.36%
                                          ------------    ------------                    ------------   ------------
   Total interest-earning assets            85,067,163       1,082,550           5.10%     61,691,397         961,215          6.25%

Allowance for possible loan losses            (629,098)                                      (476,131)
Cash and due from banks                      5,772,860                                      4,489,528
Bank premises and equipment                    778,633                                        821,939
Accrued interest receivable                    364,418                                        317,375
Other assets                                   444,068                                        319,906
                                          ------------                                   ------------
   Total assets                           $ 91,798,044                                   $ 67,164,014
                                          ============                                   ============

Interest-Bearing Liabilities:
Demand deposits                           $ 32,579,838         172,883           2.13%   $ 17,659,990         122,204          2.78%
Savings & money market accounts             11,090,040          30,979           1.12%     14,436,071          58,927          1.64%
Time Deposits                               22,702,320         176,411           3.12%     12,661,986          92,553          2.93%
Other borrowings                               102,719           1,491           5.82%        361,756           1,838
                                          ------------    ------------                    ------------   ------------
   Total interest-bearing liabilities       66,474,917         381,764           2.30%     45,119,803         275,522          2.45%
                                                          ------------                                   ------------

Non-interest bearing demand deposits        16,907,617                                     14,150,942
Other Liabilities                              360,103                                         71,826
                                          ------------                                   ------------
   Total liabilities                        83,742,636                                     59,342,571
Shareholders' equity                         8,055,408                                      7,821,443
                                          ------------                                   ------------
   Total liabilities and shareholders'
      equity                              $ 91,798,044                                   $ 67,164,014
                                          ============                                   ============

                                                          ------------                                   ------------
Net interest income                                       $    700,786                                   $    685,693
                                                          ============                                   ============
Net interest margin on average interest
  earning assets (3)                                                             3.30%                                         4.46%

1. Average loan balances include average deferred loan fees of $118,890 and $81,194 for the three month periods ending June 30, 2003 and 2002, respectively.
2. Interest on loans includes fees of $30,101 and $14,501 for the three month periods ending June 30, 2003 and 2002, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2003 and 2002.

                                                            June 30, 2003                                  June 30, 2002
                                            -------------------------------------------    -----------------------------------------
                                                                             Average                                      Average
                                              Average         Income/       Yield or         Average         Income/      Yield or
                                              Balance         Expense       Rate Paid        Balance         Expense      Rate Paid
                                            ------------    ------------   ------------    ------------    ------------  -----------
Interest-earning assets:
Investment securities                       $ 28,896,410    $    433,093           3.02%   $ 19,249,066    $    452,788        4.74%
Federal funds sold                             6,454,705          39,217           1.23%      1,379,006          12,388        1.81%
Loans (1) (2)                                 45,779,335       1,684,658           7.42%     36,789,814       1,347,714        7.39%
                                            ------------    ------------                   ------------    ------------
   Total interest-earning assets              81,130,450       2,156,968           5.36%     57,417,886       1,812,890        6.37%

Allowance for possible loan losses              (618,939)                                      (450,044)
Cash and due from banks                        5,705,104                                      4,271,845
Bank premises and equipment                      776,330                                        842,220
Accrued interest receivable                      344,142                                        294,376
Other assets                                     414,666                                        212,051
                                            ------------                                   ------------
   Total assets                               87,751,753                                   $ 62,588,334
                                            ============                                   ============

Interest  Bearing Liabilities:
Demand deposits                             $ 29,677,378         332,149           2.26%   $ 15,390,996         214,922        2.82%
Savings & money market accounts               10,423,502          59,720           1.16%     12,541,563         101,171        1.63%
Time Deposits                                 22,466,214         359,794           3.23%     11,945,073         190,675        3.22%
Other borrowings                                  66,318           1,747           5.31%        510,938           5,383        2.12%
                                            ------------    ------------                   ------------    ------------
   Total interest-bearing liabilities         62,633,412         753,410           2.43%     40,388,570         512,151        2.56%
                                                            ------------                                   ------------

Non-interest bearing demand deposits          16,603,406                                     14,225,302
Other Liabilities                                385,461                                        138,159
                                            ------------                                   ------------
   Total liabilities                          79,622,279                                     54,752,031
Shareholders' equity                           8,129,474                                      7,836,303
                                            ------------                                   ------------
   Total liabilities and shareholders'
      equity                                $ 87,751,753                                   $ 62,588,334
                                            ============                                   ============

                                                            ------------                                   ------------
Net interest income                                         $  1,403,558                                   $  1,300,739
                                                            ============                                   ============

Net interest margin on average interest
   earning assets (3)                                                              3.49%                                       4.57%

1. Average loan balances include average deferred loan fees of $120,662 and $85,379 for the six month periods ending June 30, 2003 and 2002, respectively.
2. Interest on loans includes fees of $72,387 and $37,080 for the six month periods ending June 30, 2003 and 2002, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
All average balances have been computed using daily balances.

         Net interest income for the three months ended June 30, 2003 was $700,786 compared to $685,693 for 2002. Average interest-earning assets for the three months ended June 30, 2003 was $85,067,163 compared to $61,691,397 during the same three months of 2002. The yield earned on average interest-earning assets during the second quarter of 2003 was 5.10% compared to 6.25% during the second quarter of 2002. The average rate paid on interest bearing-liabilities decreased from 2.45% for the second quarter of 2002 to 2.30% during the second quarter of 2003. The decline in rates was a result of the Federal Reserve Board cutting interest rates a half-percent during November 2002. The interest rate cut in 2002 was in addition to 11 interest rate cuts made during 2001. The lower interest rates caused the yields to decline on new and maturing investments and Federal Funds sold. Certain of the investment securities contained a call provision, which allowed the issuer of the security to call the bond and retire the bond prior to the maturity date. Total average interest-bearing liabilities for the three months ended June 30, 2003 increased to $66,474,917 from $45,119,803 for the same period of 2002. Net interest income for the six months ended June 30, 2003 was $1,403,558 compared to $1,300,739 for 2002. The increase was a result of an increase in average earning assets from $57,417,886 during the first six months of 2002 to $81,130,450 for the first six months of 2003. The yield earned on average interest-earning assets during the first six months of 2003 was 5.36% compared to 6.37% during the first six months of 2002. The average yield on loans which includes interest and fees was 7.39% during the first six months of 2002 compared to 7.42% for the first six months of 2003. Loan yields were not negatively impacted by the reduction in the prime rate since many of the Bank's variable rate loans have an interest rate floor. Once the interest rate on a loan hits the floor rate, the interest rate on the loan can't decline. As of June 30, 2003, $32,132,596 of the Bank's variable rate loans were at their interest rate floor. Also, there was in increase in fees on loans from $37,080 during the first six months of 2002 to $72,387 for the first six months of 2003. Any loan fees collected on a loan in excess of the incremental cost to originate the loan are deferred and amortized into income on the level yield basis. If a loan pays off prior to maturity, any remaining unrecognized fee is recognized as income in the period that the payoff occurred. The average rate paid on interest bearing-liabilities decreased from 2.56% for the first six months of 2002 to 2.43% during the first six months of 2003. Total average interest-bearing liabilities for the six months ended June 30, 2003 increased to $62,633,412 from $40,388,570 for the same period of 2002.

Allowance and Provision for Loan Losses
---------------------------------------

         The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring, and established formal lending policies. Additionally, the Bank contracts with an outside source to periodically review the existing loan portfolio.

         Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration, and regular monitoring. Management has implemented a loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

         In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences, and other real property.

         Construction loans and other real estate secured loans comprise a large portion of total loans outstanding. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for losses charge against operations for the three months ended June 30, 2003 was $80,000 compared to $55,000 during the same quarter of 2002. The provision for loan losses charged against operations for the six months ended June 30, 2003 was $100,000 compared to $88,000 in 2002. At June 30, 2003, the allowance for loan losses was $688,000 compared to $598,000 at December 31, 2002. The ratio of allowance for loan losses to gross loans was 1.44% at June 30, 2003 compared to 1.33% at December 31, 2002. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio. During 2003, total loan charge-offs were $10,000. There were no loan charge-offs during 2002.

Nonaccrual Loans, Loans Past Due 90 Days and OREO
-------------------------------------------------

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $2,340,000 at June 30, 2003. There were no loans past due 90 days or more for the six months ended June 30, 2002 or December 31, 2002.

         At June 30, 2003 and December 31, 2002, there were no loans that were considered impaired or troubled debt restructurings. Loans totaling $2,340,000 were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2003 or December 31, 2002. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2003 or December 31, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at June 30, 2003 and December 31, 2002.

Noninterest Income
------------------

         Noninterest income for the three months ended June 30, 2003 was $240,242 compared to $92,027 for the same period during 2002. Noninterest income for the six months ended June 30, 2003 was $317,571 compared to $115,632 for the same period during 2002. Service charges and other income for the three months ended June 30, 2003 was $38,918 compared to $36,242 for 2002. Service charges and other income for the six months ended June 30, 2003 was $73,193 compared to $56,567 for 2002. The increase in service charges and other income was from the growth in the number of deposit accounts. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds during the second quarter of 2003 were $60,566 compared to $1,120 in 2002. The fees on residential first trust deeds for the six months ended June 30, 2003 were $82,045 compared to $1,120 in 2002. During 2002, the loan packaging service was a new product and became available during the second quarter of 2002. The revenue received from this product was modest in 2002. In 2003, the service was available for the full six months and an additional officer was added to the program with the opening of a Loan Production Office in Castro Valley, California on April 1, 2003. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market for the three months ended June 30, 2003 were $99,650 compared to $56,483 during the same period in 2002. Gains on loans sold in the secondary market for the six months ended June 30, 2003 were $121,129 compared to $56,483 during the same period in 2002. Loan servicing and packaging income on sold loans increased to $10,454 in the quarter ended June 30, 2003 compared to $1,461during 2002. Loan servicing and packaging fees for the six months ended June 30, 2003 was $19,251 compared to $1,461 during the first six months of 2002. As the number of loans sold increases, the related servicing income will continue to increase.

Noninterest Expense
-------------------

         Salaries and employee benefits for the three months ended June 30, 2003 was $422,285 compared to $356,085 for the three months ended June 30, 2002. Salaries and employee benefits for the six months ended June 30, 2003 was $827,086 compared to $677,124 for the six months ended June 30, 2002. The increase in salaries and employee benefits reflects an increase in staff of 6 new employees and a modest salary increase to compensate existing employees for cost of living. Occupancy and equipment expense was $131,499 for the three months ended June 30, 2003 compared to $125,805 for the same period during 2002. Occupancy and equipment expense was $256,875 for the six months ended June 30, 2003 compared to $250,887 for the same period during 2002.

         Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended June 30, 2003 were $281,669 compared to $171,621 for the three months ended June 30, 2002. Other expenses, for the six months ended June 30, 2003 were $471,661 compared to $338,614 for the six months ended June 30, 2002. For the three months and the six months ended June 30, 2003, the Company had organizational costs of $76,047. There were no comparable charges in 2002. The remainder of the increase in other expenses was commensurate with the growth of the Bank. The increase was primarily from increased expense for data processing and office supplies.

Capital Resources
-----------------

         Total shareholders' equity at June 30, 2003 was $8,203,517 compared to $8,120,397 at December 31, 2002. The increase was primarily from the $83,746 net income generated during the first six months of the year. There was a decrease in the accumulated other comprehensive income net of tax of $626. This is related to the change in the unrealized gains on securities available-for-sale. Unrealized gains on securities available for sale net of tax were $108,307 at December 31, 2002, compared to $107,681 net of tax at June 30, 2003.

         The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

         The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                   To Be Categorized
Dollars in thousands                                                             Well Capitalized Under
                                                               For Capital         Prompt Corrective
                                       Actual               Adequacy Purposes      Action Provisions
                                ---------------------     ----------------------  -------------------
Company                          Amount      Ratio          Amount       Ratio      Amount     Ratio
                                ---------   ---------     ----------   ---------  ----------  -------
As of June 30, 2003
-------------------
Total Capital (to Risk
Weighted Assets)                  $8,713       14.6%         $4,777       8.0%       N/A
Tier 1 Capital (to Risk
Weighted Assets)                   8,025       13.4%          2,388       4.0%       N/A
Tier 1 Capital (to Average
Assets)                            8,025        8.7%          3,672       4.0%       N/A

As of December 31, 2002
-----------------------
Total Capital (to Risk
Weighted Assets)                  $8,610       15.1%         $4,554       8.0%       N/A
Tier 1 Capital (to Risk
Weighted Assets)                   8,012       14.1%          2,277       4.0%       N/A
Tier 1 Capital (to Average
Assets)                            8,012       10.0%          3,197       4.0%       N/A

Bank

As of June 30, 2003
-------------------
Total Capital (to Risk
Weighted Assets)                  $8,789       14.7%         $4,777       8.0%     $5,971        10.0%
Tier 1 Capital (to Risk
Weighted Assets)                   8,101       13.6%          2,388       4.0%      3,583         6.0%
Tier 1 Capital (to Average
Assets)                            8,101        8.8%          3,669       4.0%      4,586         5.0%

As of December 31, 2002
-----------------------
Total Capital (to Risk
Weighted Assets)                  $8,610       15.1%         $4,554       8.0%     $5,693        10.0%
Tier 1 Capital (to Risk
Weighted Assets)                   8,012       14.1%          2,277       4.0%      3,416         6.0%
Tier 1 Capital (to Average
Assets)                            8,012       10.0%          3,197       4.0%      3,996         5.0%

         The Bank meets the "well capitalized" ratio measures at both June 30, 2003 and December 31, 2002.

Liquidity
---------

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines totaling $12,700,000 from correspondent banks. To increase liquidity, management is in the process of expanding its existing correspondent lines and obtaining additional correspondent lines. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation
---------

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending June 30, 2003 and 2002.

Off-Balance Sheet Items
-----------------------

         As of June 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $13,462,681 and $12,350,772 at June 30, 2003 and December 31, 2002, respectively. As a percentage of net loans these off-balance sheet items represent 29% and 45%, respectively.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company doesn't use those vehicles or any other structures to dispose of problem assets.

Effects of Terrorism
--------------------

         The terrorist actions on September 11, 2001 and thereafter and the conflict with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company and the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

Website Access
--------------

         Information on the Company and its subsidiary Bank may be obtained from the Company's website www.service1stbank.com. Copies of the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain copies of or to view the reports on 10-KSB, 10-QSB and, 8-K, select the "Go to Service 1st Bancorp button, then click on the "Click here to view Service 1st Bancorp SEC Filings" link. To obtain copies of or to view Section 16 reports filed by the Company's insiders, click on the "Click here to view Section 16 Reports" link on the above webpage.

Item 3. Controls and Procedures

(a)  Disclosure Controls and Procedures
     ----------------------------------

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)  Internal Control Over Financial Reporting
     -----------------------------------------

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal

         None

Item 2.  Changes in securities

         None

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         The annual shareholders' meeting was held on May 29, 2003. The incumbent directors were elected as Directors for the year 2003 and until their successors are elected and qualified:

                                        For            Against           Abstain
         John O. Brooks               842,385                             1,000
         Eugene C. Gini               842,385                             1,000
         Bryan Hyzdu                  842,385                             1,000
         Robert Lawrence              842,385                             1,000
         Frances Mizuno               842,385                             1,000
         Richard Paulsen              842,385                             1,000
         Gary Podesto                 841,885            500              1,000
         Toni Marie Raymus            842,385                             1,000
         Michael Repetto              842,385                             1,000
         Anthony Souza                842,035            350              1,000
         Albert Van Veldhuizen        842.385                             1,000
         Donald Walters               841,385           1,000

         On the proposal to approve the plan of reorganization and merger agreement dated as of March 11, 2003, among Service 1st Bank, Service 1st Bancorp and Service 1st Merger Corporation, which provides for the merger of Service 1st Merger Corporation into Service 1st Bank with Service 1st Bank surviving the merger to become a wholly-owned subsidiary of Service 1st Bancorp, 617,717 shares voted "For" the proposal, 14,000 shares voted "Against" and 6,500 shares "Abstained."

         On the proposal to ratify Vavrinek, Trine, Day & Co., LLP as independent public accounts for the 2003 fiscal year, 732,718 shares voted "For" the proposal, 350 shares voted "Against" and 15,869 shares "Abstained." Therefore, the proposal was approved.

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

                  (2.1) Plan of Reorganization and Merger Agreement (included in Annex A) incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (3.1) Articles of Incorporation incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (3.2) Bylaws incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-1-4244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (4.1) Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.1) Lease agreement dated May 3, 2002, related to 2800 W. March Lane, Suite 120, CA 95219 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.2) Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 W. 10th Street, Tracy, CA 95376 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.3)* 1999 Service 1st Bancorp Stock Option Plan, Amendment No. 1 thereto, and related forms of Incentive and Nonstatutory Stock Option Agreements entered into with executive officers and directors incorporated by reference from the Registrant's Form S-8, Registration No. 333-107346, filed with the Securities and Exchange Commission on July 25, 2003.

                  (10.4) Agreement dated July 27, 1999 with BancData Solutions, Inc. for service bureau and data processing services incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.5) Agreement with Financial Marketing Services dated February 1, 2000 incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.6)* Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description, dated January 1, 2000 incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.7)* Patrick Carman Employment Letter dated May 26, 2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.8)* John O. Brooks Employment Agreement dated November 1, 2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.9)* Robert E. Bloch Employment Letter dated February 26, 2001 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.10) Dennis A. Reed (Senior Vice President/Senior Real Estate Officer) Employment Agreement dated January 22, 2002 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.11) John A. Montalbo (Senior Vice President/SBA Department Manager) Employment Agreement dated March 18, 2002 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.12)* Bryan Hyzdu Severance Agreement dated November 1, 2002 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-1-4244,filed with the Securities and Exchange Commission on April 1, 2003.

                  (31.1) Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Denotes management compensatory plans or arrangements.

          (b)     Reports on Form 8-K
                  -------------------

                  On July 25, 2003, Registrant filed a Report on Form 8-K announcing second quarter earnings.

                  On June 27, 2003, Registrant filed a Report on Form 8-K announcing the completion of the reorganization to acquire Service 1st Bank as its wholly-owned subsidiary.

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                            Sequential
Number                  Description                                Page Number
------                  -----------                                -----------

31.1     Certification of Chief Executive Officer pursuant
         to Section 302 of the Sarbanes-Oxley Act of 2002              26

31.2     Certification of Chief Financial Officer pursuant
         to Section 302 of the Sarbanes-Oxley Act of 2002              27

32.1     Certifications of Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                    28