Form 10QSB
period 2003-09-30
SERVICE 1ST BANCORP
filed 2003-11-14
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2003
                                        ------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF1934

         For the Transition Period from _________ to _________



                               SERVICE 1st BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

State of California                                            32-0061893
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

2800 W. March Lane, Suite 120, Stockton, CA                       95219
-------------------------------------------                       -----
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

No par value Common Stock - 1,100,100 shares outstanding as of November 12, 2003


The Index to Exhibits is located on page 25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                        09/30/03           12/31/02
                                                         -------------      -------------

Cash & due from banks                                    $   6,489,805      $   4,814,464
Fed Funds sold                                               3,631,556          5,270,236
                                                         -------------      -------------
   Cash and cash equivalents                                10,121,361         10,084,700


Securities available-for-sale                               38,221,490         24,841,058
Securities held-to-maturity                                  1,263,569          2,608,834

Loans, net                                                  50,589,145         44,293,608

Bank premises and equipment, net                               727,863            784,127
Bank owned life insurance                                    2,218,795               --
Accrued interest and other assets                            1,291,592            694,000

                                                         -------------      -------------
Total assets                                             $ 104,433,815      $  83,306,327
                                                         =============      =============


LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                               $  15,628,909      $  22,208,821
   Interest-bearing DDA                                     46,302,963         23,629,218
   Money market deposit accounts                             7,248,665          7,167,043
   Statement savings                                         3,287,894          1,401,235
   Certificates of deposit                                  23,575,998         20,315,107
                                                         -------------      -------------
      Total deposits                                        96,044,429         74,721,424
Other borrowings                                                  --                 --
Other liabilities                                              327,696            464,506
                                                         -------------      -------------

      Total liabilities                                     96,372,125         75,185,930

Shareholders' equity:
   Common stock                                             10,915,069         10,915,069
   Accumulated deficit                                      (2,686,899)        (2,902,979)
   Accumulated other comprehensive income net of tax          (166,480)           108,307
                                                         -------------      -------------
      Total shareholders' equity                             8,061,690          8,120,397
                                                         -------------      -------------
      Total liabilities and shareholders' equity         $ 104,433,815      $  83,306,327
                                                         =============      =============

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                         For the three months ended    For the nine months ended
                                                         --------------------------    -------------------------
                                                           09/30/03       09/30/02       09/30/03       09/30/02
                                                         ----------     ----------     ----------     ----------

Interest income:
   Interest & fees on loans                              $  890,822     $  823,547     $2,575,480     $2,171,261
   Interest on investments                                  273,419        267,882        706,512        720,670
   Interest on federal funds sold                            11,312         14,466         50,529         26,854
                                                         ----------     ----------     ----------     ----------
      Total interest income                               1,175,553      1,105,895      3,332,521      2,918,785

Interest expense:
   Interest expense on deposits                             399,651        358,508      1,151,314        865,276
   Interest on borrowings                                       768            464          2,515          5,847
                                                         ----------     ----------     ----------     ----------
                                                            400,419        358,972      1,153,829        871,123
                                                         ----------     ----------     ----------     ----------

Net interest income before provision for loan losses        775,134        746,923      2,178,692      2,047,662

Provision for loan losses                                    95,000         30,000        195,000        118,000
                                                         ----------     ----------     ----------     ----------

Net interest income after provision for loan losses         680,134        716,923      1,983,692      1,929,662

Gain on sale of securities                                    1,902          2,819         20,141         18,348

Other income                                                271,882         96,980        589,453        212,612

General & administrative expenses:
   Salaries & benefits                                      474,246        438,989      1,301,332      1,116,113
   Occupancy & equipment                                    146,644        130,475        403,519        381,362
   Other operating                                          200,694        170,346        672,355        508,960
                                                         ----------     ----------     ----------     ----------
      Total G & A expenses                                  821,584        739,810      2,377,206      2,006,435
                                                         ----------     ----------     ----------     ----------

Income before income taxes                                  132,334         76,912        216,080        154,187
Income taxes                                                   --             --             --              800
                                                         ----------     ----------     ----------     ----------

   Net income                                            $  132,334     $   76,912     $  216,080     $  153,387
                                                         ==========     ==========     ==========     ==========

Net income per share - basic                             $     0.12     $     0.07     $     0.20     $     0.14
                                                         ==========     ==========     ==========     ==========

Net income per share - diluted                           $     0.12     $     0.07     $     0.20     $     0.14
                                                         ==========     ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                                       Accumulated
                                                     Common Stock                                          Other          Total
                                              -------------------------  Comprehensive   Accumulated   Comprehensive  Shareholders'
                                                 Shares       Amount         Income        Deficit         Income         Equity
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance January 1, 2002                         1,100,100   $10,915,069   $      --      $(3,122,132)   $    42,164    $ 7,835,101


Comprehensive income
  Net loss                                                                    219,153        219,153           --          219,153
  Unrealized losses on securities
    net of taxes of $66,299                                                    94,694           --           94,694         94,694
  Reclassifacation adjustment
    adjustment for  gains included in net loss,
    net of tax of $19,840                                                     (28,551)          --          (28,551)       (28,551)
                                                                          -----------

Comprehensive income                                                          285,296
                                                                          ===========

                                              -----------   -----------                  -----------    -----------    -----------
Balance January 1, 2003                         1,100,100    10,915,069                   (2,902,979)       108,307      8,120,397


Comprehensive income
  Net income                                                              $   216,080        216,080                       216,080
  Unrealized gains on securities
    net of taxes of $(193,015)                                               (274,787)                     (274,787)      (274,787)
                                                                          -----------
Comprehensive income                                                      $   (58,707)
                                                                          ===========

                                              -----------   -----------                  -----------    -----------    -----------
Balances September 30, 2003                     1,100,100   $10,915,069                  $(2,686,899)   $  (166,480)   $ 8,061,690
                                              ===========   ===========                  ===========    ===========    ===========

  The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the nine months ended
                                                                                    ------------------------------
                                                                                       9/30/2003         9/30/2002
                                                                                    ------------      ------------
Operating activities:
  Net income                                                                        $    216,080      $    153,387
  Adjustments to reconcile net income to net cash
   from operating activities:
     Provision for loan losses                                                           195,000           118,000
     Depreciation                                                                        127,759           158,479
     Amortization and accretion on securities                                            443,783            97,067
     Gain on sale of securities, net                                                     (20,141)          (18,348)
     Increase in accrued interest                                                        (82,140)          (41,781)
     Increase in other assets                                                           (284,050)          (81,067)
     (Decrease) increase in accrued expenses and other liabilities                       (60,735)           70,700
                                                                                    ------------      ------------

        Net cash provided by operating activities                                        535,556           456,437

Investing activities:
  Purchases of securities available-for-sale                                         (43,671,512)      (57,491,103)
  Purchase of securities held-to-maturity                                                   --          (1,209,854)
  Proceeds from sales of available-for-sale securities                                 4,087,407         4,263,750
  Proceeds from payments, maturities and calls of available-for-sale securities       25,197,767        45,721,800
  Proceeds from payments, maturities and calls of held-to-maturity securities          1,345,265         1,649,878
  Net increase in loans                                                               (6,490,537)      (12,127,879)
  Purchase Bank Owned Life Insurance                                                  (2,218,795)
  Purchases of premises and equipment                                                    (71,495)          (43,084)
                                                                                    ------------      ------------

        Net cash used by investing activities                                        (21,821,900)      (19,236,492)

Financing activities:
  Net increase in demand and interest-bearing
    deposits, and savings                                                             18,062,114        17,971,089
  Net increase in time deposits                                                        3,260,891         8,375,485
  Net change in borrowings                                                                  --          (2,500,000)
                                                                                    ------------      ------------

        Net cash provided by financing activities                                     21,323,005        23,846,574
                                                                                    ------------      ------------

Net increase in cash and cash equivalents                                                 36,661         5,066,519

Cash and cash equivalents at beginning of period                                      10,084,700         3,685,345

                                                                                    ------------      ------------
Cash and cash equivalents at end of period                                          $ 10,121,361      $  8,751,864
                                                                                    ============      ============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                                           1,163,405           913,682
    Income taxes                                                                            --                 800

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENT

NOTE 1:  BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the annual report on Form 10-KSB for the year ended December 31, 2002 of the Company's subsidiary, Service 1st Bank. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the Company's income statements for the three months and nine months ended September 30, 2003 and 2002, and the statement of cash flows for the nine months ended September 30, 2003 and 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The balance sheet as of December 31, 2002, has been derived from the audited balance sheet as of that date. Certain reclassifications have been made to the September 30, 2002 and December 31, 2002 financial statements to conform to the September 30, 2003 financial statements.

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

                                                               For the three months ended       For the nine months ended
                                                              ---------------------------      ----------------------------
                                                                 09/30/03        09/30/02         09/30/03         09/30/02
                                                              -----------      ----------      -----------      -----------
Net Income (loss):
As reported                                                   $   132,334      $   76,912      $   216,080      $   153,387
Stock-Based Compensation using the Intrinsic Value Method
Stock-Based Compensation that would have been reported
  using the Fair Value Method of SFAS No. 123                     (25,087)        (32,678)         (75,261)         (98,034)
                                                              -----------      ----------      -----------      -----------

Pro Forma                                                     $   107,247      $   44,234      $   140,819      $    55,353
                                                              ===========      ==========      ===========      ===========

Net income per share - basic
  As reported                                                 $      0.12      $     0.07      $      0.20      $      0.14
  Pro Forma                                                   $      0.10      $     0.04      $      0.13      $      0.05

Net income per share - diluted
  As reported                                                 $      0.12      $     0.07      $      0.20      $      0.14
  Pro Forma                                                   $      0.10      $     0.04      $      0.13      $      0.05

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2:  EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of September 30, 2003 and 2002.

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

The amortized cost and fair values of investment securities available-for-sale at September 30, 2003 were:

                                                                            Gross            Gross            Estimated
                                                         Amortized       Unrealized        Unrealized            Fair
                                                           Cost             Gains            Losses             Value
                                                       ------------     ------------      ------------      ------------
Obligations of U.S. Government Agencies                $ 16,786,155     $     27,515      $   (252,873)     $ 16,560,797
State and public subdivisions                               374,591           19,655              --             394,246
Asset backed-securities                                   5,275,636           40,746           (11,441)        5,304,941
Mortgage backed-securities                               16,068,528           34,921          (141,943)       15,961,506
                                                       ------------     ------------      ------------      ------------
                                                       $ 38,504,910     $    122,837      $   (406,257)     $ 38,221,490
                                                       ============     ============      ============      ============


The amortized cost and fair values of investment securities held-to-maturity at September 30, 2003 were:

                                                                            Gross            Gross            Estimated
                                                         Amortized       Unrealized        Unrealized            Fair
                                                           Cost             Gains            Losses             Value
                                                       ------------     ------------      ------------      ------------
Asset backed-securities                                $    661,949     $     16,932      $       --        $    678,881
Mortgage backed-securities                                  601,620           19,269                             620,889
                                                       ------------     ------------      ------------      ------------
                                                       $  1,263,569     $     36,201      $       --        $  1,299,770
                                                       ============     ============      ============      ============

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Service 1st Bank's customers are primarily located in San Joaquin County. Approximately 67% of the Bank's loans are for real estate and construction loans and approximately 22% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 4% of the loan portfolio with agriculture loans making up the remaining 11%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.


Major classifications of loans were:

                                                  9/30/2003        12/31/2002
                                               ------------      ------------

Real estate                                    $ 34,465,847      $ 29,353,394
Commercial                                       11,543,818        10,868,089
Agricultural                                      3,871,382         2,978,029
Consumer                                          1,687,521         1,834,153
All other (including overdrafts)                      4,089               375
                                               ------------      ------------
                                                 51,572,657        45,034,040
Deferred loan fees and costs                       (200,512)         (142,432)
Allowance for loan losses                          (783,000)         (598,000)
                                               ------------      ------------
    Total net loans                            $ 50,589,145      $ 44,293,608
                                               ============      ============

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-QSB including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Quarterly Report and the Annual Report on Form 10-KSB for the year ended December 31, 2002, 2003 quarterly reports on Form 10-QSB, and current reports on Form 8-K should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

         The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 and the 2002 Annual Report on Form 10-KSB, 2003 quarterly reports on Form 10-QSB, and current reports on Form 8-K .

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentration, specific problem loans, commitments, and current economic conditions that may affect the borrowers' ability to pay.

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


Summary of Financial Condition
------------------------------

         The Company's total assets increased 25.4% from December 31, 2002 to September 30, 2003. As of September 30, 2003, total assets were $104,433,815 compared to $83,306,327 as of December 31, 2002. The increase in growth is from increased customer recognition and market acceptance of the Liquid Gold Checking account and growth in the certificates of deposit.

         Total net loans at September 30, 2003 were $50,589,145 compared to $44,293,608 at December 31, 2002. This represents an increase in net loans of 14.2% from December 31, 2002. The increase in loans represents management's continued success at attracting new loan customers and the opening of a loan production office in Castro Valley, California.

         Total investment securities at September 30, 2003 were $39,485,059 compared to $27,449,892 at December 31, 2002. The increase in investments from December 31, 2002 was the result of the $21,323,005 growth in deposits and nominal growth in loans of $6,295,537. Federal Funds at September 30, 2003 were $3,631,556 compared to $5,270,236 as of December 31, 2002.

         Total deposits were $96,044,429 at September 30, 2003 compared to $74,721,424 at December 31, 2002. This growth in deposits was primarily an increase in the Bank's Liquid Gold Checking Account and growth in certificates of deposit. Liquid Gold Checking Accounts grew to $44,702,458 at September 30, 2003 compared to $22,772,603 at December 31, 2002. Certificates of deposit grew from $20,315,107 at December 31, 2002 to $23,575,998 at September 30, 2003.
Noninterest-bearing DDA accounts decreased $6,579,912 from December 31, 2002 to September 30, 2003. Most of this decline was attributable to one title company customer. The balance for this customer declined by approximately $6.5 million from December 31, 2002 to September 30, 2003.

Results of Operations
---------------------

         Net income for the three months ended September 30, 2003 was $132,334 or $.12 per share compared to $76,912 or $.07 per share for the same period during 2002. Net income for the nine months ended September 30, 2003 was $216,080 or $.20 per share compared to net income of $153,387 or $.14 per share for the nine months ended September 30, 2002. The favorable improvement in the Company's operations for the nine months ended September 30, 2003 reflects the income that the Bank has been able to generate from an increase in loan and investment income, increased fees on deposit accounts, premiums received on loans sold, and loan servicing fees. There were also increased expenses incurred for the consolidated operations primarily resulting from the formation of the Company. During 2003, the expense related to the formation of the Company was $82,693. There was no comparable expense in 2002.

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

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2003 and 2002.

                                                    September 30, 2003                               September 30, 2002
                                          ---------------------------------------         ---------------------------------------
                                                                        Average                                         Average
                                             Average      Income/       Yield or             Average      Income/       Yield or
                                             Balance      Expense      Rate Paid             Balance      Expense      Rate Paid
                                          -----------   -----------   -----------         -----------   -----------   -----------
Interest-earning assets:
Investment securities                     $39,377,726   $   273,419         2.75%          26,393,426   $   267,882         4.03%
Federal funds sold                          4,552,186        11,312         0.99%           3,374,188        14,466         1.70%
Loans (1) (2)                              49,349,543       890,822         7.16%          42,776,105       823,547         7.64%
                                          -----------   -----------                       -----------   -----------
   Total interest-earning assets           93,279,455     1,175,553         5.00%          72,543,718     1,105,895         6.05%

Allowance for possible loan losses           (715,661)                                       (508,110)
Cash and due from banks                     4,441,529                                       4,755,375
Bank premises and equipment                   756,962                                         784,101
Accrued interest receivable                   371,840                                         364,487
Other assets                                  428,361                                         487,591
                                          -----------                                     -----------
   Total assets                           $98,562,486                                      78,427,162
                                          ===========                                     ===========

Interest-Bearing Liabilities:
Demand deposits                           $44,183,331       196,792         1.77%          19,042,175       131,239         2.73%
Savings & money market accounts             9,138,079        20,512         0.89%          12,940,998        53,014         1.63%
Time Deposits                              23,194,658       182,347         3.12%          22,096,207       174,255         3.13%
Other borrowings                              129,841           768         2.35%              95,399           464         1.93%
                                          -----------   -----------                       -----------   -----------
   Total interest-bearing liabilities      76,645,909       400,419         2.07%          54,174,779       358,972         2.63%
                                                        -----------                                     -----------

Non-interest bearing demand deposits       13,474,028                                      16,062,969
Other Liabilities                             329,175                                         206,264
                                          -----------                                     -----------
   Total liabilities                       90,449,112                                      70,444,012
Shareholders' equity                        8,113,374                                       7,983,150
                                          -----------                                     -----------
   Total liabilities and shareholders'
      equity                              $98,562,486                                     $78,427,162
                                          ===========                                     ===========

                                                        -----------                                     -----------
Net interest income                                     $   775,134                                     $   746,923
                                                        ===========                                     ===========

Net interest margin on average interest earning assets (3)                  3.30%                                           4.08%

1. Average loan balances include average deferred loan fees of $191,094 and $109,138 for the three month periods ending September 30, 2003 and 2002, respectively.

2. Interest on loans includes fees of $25,011 and $25,996 for the three month periods ending September 30, 2003 and 2002, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

     The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended Sepetember 30, 2003 and 2002.

                                                    September 30, 2003                               September 30, 2002
                                          ---------------------------------------         ---------------------------------------
                                                                        Average                                         Average
                                             Average      Income/       Yield or             Average      Income/       Yield or
                                             Balance      Expense      Rate Paid             Balance      Expense      Rate Paid
                                          -----------   -----------   -----------         -----------   -----------   -----------
Interest-earning assets:
Investments                               $32,428,575   $   706,512         2.91%         $21,656,689   $   720,670         4.45%
Federal funds sold                          5,813,563        50,529         1.16%           2,051,375        26,854         1.75%
Loans (1) (2)                              46,982,482     2,575,480         7.33%          38,807,172     2,171,261         7.48%
                                          -----------   -----------                       -----------   -----------
   Total interest-earning assets           85,224,620     3,332,521         5.23%          62,515,236     2,918,785         6.24%

Allowance for possible loan losses           (651,534)                                       (469,612)
Cash and due from banks                     5,279,284                                       4,434,793
Bank premises and equipment                   769,803                                         822,634
Accrued interest receivable                   353,476                                         318,003
Other assets                                  419,281                                         304,907
                                          -----------                                     -----------
   Total assets                            91,394,930                                     $67,925,961
                                          ===========                                     ===========

Interest  Bearing Liabilities:
Demand deposits                           $34,565,831       528,941         2.05%         $16,621,430       346,161         2.78%
Savings & money market accounts             9,990,319        80,232         1.07%          12,676,171       154,185         1.63%
Time Deposits                              22,711,697       542,141         3.19%          15,365,968       364,930         3.18%
Other borrowings                               65,965         2,515         5.10%             370,903         5,847         2.11%
                                          -----------   -----------                       -----------   -----------
   Total interest-bearing liabilities      67,333,812     1,153,829         2.29%          45,034,472       871,123         2.59%
                                                        -----------                                     -----------

Non-interest bearing demand deposits       15,548,817                                      14,844,589
Other Liabilities                             361,220                                         161,110
                                          -----------                                     -----------
   Total liabilities                       83,243,849                                      60,040,171
Shareholders' equity                        8,151,081                                       7,885,790
                                          -----------                                     -----------
   Total liabilities and shareholders'
      equity                              $91,394,930                                     $67,925,961
                                          ===========                                     ===========

                                                        -----------                                     -----------
Net interest income                                     $ 2,178,692                                     $ 2,047,662
                                                        ===========                                     ===========

Net interest margin on average interest earning assets (3)                  3.42%                                           4.38%

1. Average loan balances include average deferred loan fees of $144,398 and $93,386 for the nine month periods ending September 30, 2003 and 2002, respectively.

2. Interest on loans includes fees of $97,398 and $63,076 for the nine month periods ending September 30, 2003 and 2002, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended September 30, 2003 was $775,134 compared to $746,923 for 2002. Average interest-earning assets for the three months ended September 30, 2003 was $93,279,455 compared to $72,543,718 during the same three months of 2002. The yield earned on average interest-earning assets during the third quarter of 2003 was 5.00% compared to 6.05% during the third quarter of 2002. The average rate paid on interest bearing-liabilities decreased from 2.63% for the third quarter of 2002 to 2.07% during the third quarter of 2003. The decline in rates was a result of the Federal Reserve Bank cutting interest rates a half-percent during November 2002 and a quarter-percent in June 2003. The lower interest rates caused the yields to decline on new and maturing investments and Federal Funds sold. Certain of the Company's investment securities contained a call provision, which allowed the issuer of the security to call the bond and retire the bond prior to the maturity date. Total average interest-bearing liabilities for the three months ended September 30, 2003 increased to $76,645,909 from $54,174,779 for the same period of 2002.

         Net interest income for the nine months ended September 30, 2003 was $2,178,692 compared to $2,047,662 for 2002. The increase was a result of an increase in average earning assets from $62,515,236 during the first nine months of 2002 to $85,224,620 for the first nine months of 2003. The yield earned on average interest-earning assets during the first nine months of 2003 was 5.23% compared to 6.24% during the first nine months of 2002. The average yield on loans which includes interest and fees was 7.48% during the first nine months of 2002 compared to 7.33% for the first nine months of 2003. Loan yields were not negatively impacted by the reduction in the prime rate since many of the Bank's variable rate loans have an interest rate floor. Once the interest rate on a loan hits the floor rate, the interest rate on the loan can't decline. As of September 30, 2003, $35,206,629 of the Bank's variable rate loans were at their interest rate floor. Also, there was a decrease in fees on loans from $144,398 during the first nine months of 2002 to $93,386 for the first nine months of 2003. Any loan fees collected on a loan in excess of the incremental cost to originate the loan are deferred and amortized into income on the level yield basis. If a loan pays off prior to maturity, any remaining unrecognized fee is recognized as income in the period that the payoff occurred. The average rate paid on interest bearing-liabilities decreased from 2.59% for the first nine months of 2002 to 2.29% during the first nine months of 2003. Total average interest-bearing liabilities for the nine months ended September 30, 2003 increased to $67,333,812 from $45,034,472 for the same period of 2002.

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

         Construction loans and other real estate secured loans comprise 66.8% of total loans outstanding at September 30, 2003. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended September 30, 2003 was $95,000 compared to $30,000 during the same quarter of 2002. The provision for loan losses for the nine months ended September 30, 2003 was $195,000 compared to $118,000 in 2002. At September 30, 2003, the allowance for loan losses was $783,000 compared to $598,000 at December 31, 2002. The ratio of allowance for loan losses to gross loans was 1.52% at September 30, 2003 compared to 1.33% at December 31, 2002. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio. During 2003, total loan charge-offs were $10,000. There were no loan charge-offs during 2002.

Nonaccrual Loans, Loans Past Due 90 Days and OREO
-------------------------------------------------

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $1,049,138 at September 30, 2003. This represents a significant improvement over nonaccrual loans of $2,340,000 at June 30, 2003. There were no loans past due 90 days or more for the nine months ended September 30, 2002 or December 31, 2002.

         At September 30, 2003 and December 31, 2002, there were no loans that were considered impaired or troubled debt restructurings. Loans totaling $1,049,138 at September 30, 2003 were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. Until the loans are brought current, the loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2003 or December 31, 2002. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2003 or December 31, 2002, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at September 30, 2003 and December 31, 2002.

Noninterest Income
------------------

         Noninterest income for the three months ended September 30, 2003 was $273,784 compared to $99,799 for the same period during 2002. Noninterest income for the nine months ended September 30, 2003 was $609,594 compared to $230,960 for the same period during 2002. Service charges and other income for the three months ended September 30, 2003 was $53,285 compared to $27,520 for 2002. Service charges and other income for the nine months ended September 30, 2003 was $126,478 compared to $84,087 for 2002. The increase in service charges and other income was from the growth in the number of deposit accounts. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds during the third quarter of 2003 were $69,877 compared to $12,708 in 2002. The fees on residential first trust deeds for the nine months ended September 30, 2003 were $151,922 compared to $13,828 in 2002. During 2002, the loan packaging service was a new product and became available during the third quarter of 2002. The revenue received from this product was modest in 2002. In 2003, the service was available for the full nine months and an additional officer was added to the program with the opening of a Loan Production Office in Castro Valley, California on April 1, 2003. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market for the three months ended September 30, 2003 were $108,043 compared to $53,154 during the same period in 2002. Gains on loans sold in the secondary market for the nine months ended September 30, 2003 were $229,171 compared to $109,637 during the same period in 2002. Loan servicing and packaging income on sold loans increased to $18,629 in the quarter ended September 30, 2003 compared to $15,208 during 2002. Loan servicing and packaging fees for the nine months ended September 30, 2003 was $37,326 compared to $16,328 during the first nine months of 2002. As the number of loans sold increases, the related servicing income should continue to increase.

Noninterest Expense
-------------------

         Salaries and employee benefits for the three months ended September 30, 2003 was $474,246 compared to $438,989 for the three months ended September 30, 2002. Salaries and employee benefits for the nine months ended September 30, 2003 was $1,301,332 compared to $1,116,113 for the nine months ended September 30, 2002. The increase in salaries and employee benefits reflects an increase in staff of 6 new employees and a modest salary increase to compensate existing employees for cost of living. Occupancy and equipment expense was $146,644 for the three months ended September 30, 2003 compared to $130,475 for the same period during 2002. Occupancy and equipment expense was $403,519 for the nine months ended September 30, 2003 compared to $381,362 for the same period during 2002. Rent expense at the Stockton Branch increased from $6,365 a month in 2002 to $10,263 per month in 2003.

         Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended September 30, 2003 were $200,694 compared to $170,346 for the three months ended September 30, 2002.

         Other expenses, for the nine months ended September 30, 2003 were $672,355 compared to $508,960 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the Company had organizational costs of $6,646. There were no comparable charges in 2002. Organizational expenditures to form the Company for the nine months ended September 30, 2003 were $82,693. There were no organizational expenditures during 2002. The remainder of the increase in other expenses was commensurate with the growth of the Bank. The increase was primarily from increased expense for data processing and office supplies.

Capital Resources.
-----------------

         Total shareholders' equity at September 30, 2003 was $8,061,690 compared to $8,120,397 at December 31, 2002. The decrease was primarily from a $274,787 change in the accumulated other comprehensive income net of tax. This is related to the change in the unrealized gains and losses on securities available-for-sale. Unrealized net gains on securities available for sale net of tax were $108,307 at December 31, 2002, compared to unrealized net losses net of tax of $166,480 at September 30, 2003.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                   To Be Categorized
                                                                                                   Well Capitalized
                                                                                                         Under
                                                                              For Capital          Prompt Corrective
                                                         Actual:           Adequacy Purposes:     Action Provisions:
Company                                             Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                    ------      -----      ------      -----      ------      -----
As of September 30, 2003
------------------------
Total Capital (to Risk Weighted Assets):            $9,002      13.30%     $5,397       8.00%      N/A
Tier 1 Capital (to Risk Weighted Assets):           $8,219      12.20%     $2,699       4.00%      N/A
Tier 1 Capital (to Average Assets):                 $8,219       8.30%     $3,942       4.00%      N/A

As of December 31, 2002
-----------------------
Total Capital (to Risk Weighted Assets):            $8,610      15.10%     $4,554       8.00%      N/A
Tier 1 Capital (to Risk Weighted Assets):           $8,012      14.10%     $2,277       4.00%      N/A
Tier 1 Capital (to Average Assets):                 $8,012      10.00%     $3,197       4.00%      N/A

Bank

As of September 30, 2003
------------------------
Total Capital (to Risk Weighted Assets):            $8,953      14.70%     $5,397       8.00%     $6,747      10.00%
Tier 1 Capital (to Risk Weighted Assets):           $8,170      12.10%     $2,699       4.00%     $4,048       6.00%
Tier 1 Capital (to Average Assets):                 $8,170       8.30%     $3,946       4.00%     $4,932       5.00%

As of December 31, 2002
-----------------------
Total Capital (to Risk Weighted Assets):            $8,610      15.10%     $4,554       8.00%     $5,693      10.00%
Tier 1 Capital (to Risk Weighted Assets):           $8,012      14.10%     $2,277       4.00%     $3,416       6.00%
Tier 1 Capital (to Average Assets):                 $8,012      10.00%     $3,197       4.00%     $3,996       5.00%

The Bank meets the "well capitalized" capital ratio measures at both September 30, 2003 and December 31, 2002.

Liquidity
---------

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines totaling $15,700,000 from correspondent banks. To increase liquidity, management is in the process of expanding its existing correspondent lines and obtaining additional correspondent lines. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation
---------

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending September 30, 2003 and 2002.


Off-Balance Sheet Items
-----------------------

As of September 30, 2003 and December 31, 2002, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $16,735,026 and $12,350,772 at September 30, 2003 and December 31, 2002, respectively. As a percentage of net loans these off-balance sheet items represent 33% and 45%, respectively.

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

Effects of Terrorism
--------------------

         The terrorist actions on September 11, 2001 and thereafter and the conflict with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

Website Access
--------------

Information on the Company and Bank may be obtained from the Company's website www.service1stbank.com. Copies of the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain copies of or to view the reports on 10-KSB, 10-QSB, and 8-K, click on the "Go to Service 1st Bancorp" button, then click on the "Click here to view Service 1st Bancorp SEC Filings" link. To obtain copies of or to view Section 16 reports filed by the Company's insiders, click on the "Click here to view Section 16 Reports" link on the above webpage.

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures:
An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting:
An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II. OTHER INFORMATION

Item 1.  Legal

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon senior securities.

         None.

Item 4.  Submission of matters to a vote of security holders.

         None.

Item 5. Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               (2.1) Plan of Reorganization and Merger Agreement (included in Annex A incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

               (3.1) Articles of Incorporation incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

               (3.2) Bylaws incorporated by reference from the Registrant's Form S-4EF, filed with the Securities and Exchange Commission on April 1, 2003.

               (4.1) Specimen form of certificate for Service 1st Bancorp common stock.

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

               (10.4) Agreement dated July 27, 1999 with BancData Solutions, Inc. for service bureau and data processing services incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

               (10.5) Agreement with Financial Marketing Services dated February 1, 2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

               (10.6)* Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description, dated January 1, 2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

               (31.1)   Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               (31.2)   Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               (32.1) Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * Denotes management compensatory plans or arrangements.

          (b)     Reports on form 8-K.
                  On October 28, 2003, Registrant filed a Report on Form 8-K announcing third quarter earnings.

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                              Sequential
Number                             Description                      Page Number
------                             -----------                      -----------


4.1           Specimen form of certificate for Service 1st Bancorp
              common stock.                                              26

31.1          Certification of Chief Executive Officer pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002.          27

31.2          Certification of Chief Financial Officer pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002.          28

32.1          Certification of Service 1st Bancorp by its Chief
              Executive Officer and Chief Financial Officer
              pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002.                                                   29