Form 10KSB
period 2003-12-31
SERVICE 1ST BANCORP
filed 2004-03-30
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended December 31, 2003

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from____________ to ____________

                          Commission File No. 000-50323

                               SERVICE 1ST BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

      State of California                                   32-0061893
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

2800 West March Lane, Suite 120, Stockton, California                 95219
-----------------------------------------------------               ----------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number, Including Area Code:  (209) 956-7800

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
                               Title of Each Class
                           ---------------------------
                           Common Stock (No Par Value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues of the issuer for the 2003 fiscal year were $5,435,036.

As of March 25, 2004, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $14,065,926.

1,155,105 shares of registrant's common stock were outstanding at March 25, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB:
Part III, Items 9 through 12 and 14 from registrant's definitive proxy statement for the 2004 annual meeting of shareholders.

The Index to Exhibits is located at page 67.

                               SERVICE 1ST BANCORP

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2003


Part I                                                                     Page
Item 1.   Description of Business                                            1
Item 2.   Description of Properties                                         14
Item 3.   Legal Proceedings                                                 14
Item 4.   Submission of Matters to a Vote of Security Holders               14

Part II
Item 5    Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities              15
Item 6    Management's Discussion and Analysis or Plan of Operation         17
Item 7    Financial Statements                                              36
Item 8    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          60
Item 8A   Controls and Procedures                                           60

Part III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 61
Item 10   Executive Compensation                                            61
Item 11   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   61
Item 12   Certain Relationships and Related Transactions                    61
Item 13   Exhibits and Reports on Form 8-K                                  62
Item 14   Principal Accountant Fees and Services                            64

Signatures                                                                  65

Exhibits Index                                                              67

                                       (i)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Service 1st Bancorp (the "Company") is a California corporation, incorporated on January 23, 2003 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2003. The Bank is locally owned and operated and serves the individuals, small and medium-sized businesses, municipalities and professionals located in and adjacent to the cities of Stockton and Tracy and adjacent communities in San Joaquin County. The Bank also has a loan production office in Castro Valley, California.

The Company and the Bank conduct operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219 and at 60 West 10th Street, Tracy, California 95376. These offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and from 9:00 a.m. to 6:00 p.m. on Friday. The Bank also operates a loan production office located at 3533 Jamison Way, Castro Valley, California 94546.

The Bank offers a full range of commercial banking services including acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage, construction and land development), and consumer loans. The Bank sells cashier's checks, traveler's checks and money orders. The Bank also offers night depository, notary services, telephone and wire transfers, and federal tax depository services. The Bank does not offer trust or international banking services, but will arrange for such services through a correspondent bank.

The Bank's data processing operations are provided through an outside vendor, Jack Henry Associates, Inc., located in Sun Valley, California, which provides processing of the Bank's deposits, loans and financial accounting.

The Bank obtains market penetration from the services referred to above and by the personal solicitation of the Bank's officers, directors and shareholders. The Bank's deposits are attracted primarily from individuals, small and medium-sized businesses, municipalities and professionals in its market area. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank's deposits concentrated within a single industry or group of related industries.

As of December 31, 2003, the Bank had total loans of $53,545,301 net of allowance for loan losses of $838,000 and deferred fees of $206,893. Of the loan total, $11,325,842 were commercial loans, $26,557,578 were real estate loans, $11,006,774 were construction and land development loans, $2,869,187 were agriculture loans and $1,785,920 were consumer loans. Total deposits at December 31, 2003 were $101,621,077. Of the deposit total, $13,588,553 were non-interest-bearing demand deposits, $61,117,285 were interest-bearing demand, money market and savings deposits, and $26,915,239 were interest-bearing time deposits.

The principal source of the Company's revenues are: (1) interest and fees on loans which accounted for 65%; (2) interest on Federal Funds sold which accounted for 1%; (3) interest on investments which accounted for 20%; (4) gain on sale and servicing of loans 5%; (5) referral fees on mortgage loans 3%; and
(6) service charges and other fees for 6%.

Employees

The Company employed 27 people on a full-time equivalent basis as of December 31, 2003.

Website Access

Information regarding the Company and the Bank may be obtained from the Company's website at www.service1stbank.com. Copies of the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and Section 16 reports by Company insiders, including exhibits and amendments thereto, are available free of charge on the Company's website as soon as they are published by the Securities and Exchange Commission through a link to the Edgar reporting system maintained by the Securities and Exchange Commission. To access Company filings, select the "Go to Service 1st Bancorp" menu item on the Company website, then select either "Click here to view Service 1st Bancorp SEC filings," followed by selecting "Continue to view SEC Filings," to view or download copies of reports including Form 10-KSB, 10-QSB or 8-K, or select "Click here to view Section 16 Reports," followed by selecting "Continue to view Section 16 Reports," to view or download reports on Forms 3, 4 or 5 of insider transactions in Company securities."

SUPERVISION AND REGULATION

General

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC").

The Bank is licensed by the California Commissioner of Financial Institutions ("Commissioner"), its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Board of Governors of the Federal Reserve System ("Board of Governors"), the Commissioner, and the FDIC and provide the additional information that the Board of Governors, Commissioner, and FDIC may require.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

In addition, regulations of the Board of Governors under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

Capital Standards

The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of those loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of those loans.

Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

A leverage capital standard was adopted as a supplement to the risk-weighted capital guidelines. Under the leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangible assets not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have also adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

At December 31, 2003, the Company and the Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

Prompt Corrective Action

The Board of Governors and FDIC have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitations upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without prior regulatory approval and regulators must prohibit a critically undercapitalized institution from taking certain other actions without prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

Additional Regulations

Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards.

The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk.

The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank currently has a rating of "satisfactory" for CRA compliance.

Limitations on Dividends

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5. "Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities" for more information regarding cash dividends.

COMPETITION

Competitive Data

At June 30, 2003, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 58 offices in the cities of Tracy and Stockton, California, where the Bank has two offices. The Bank also operates a loan production office in Castro Valley, California. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2003, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $1,383,500 on an unsecured basis and $2,305,833 on a fully secured basis based on capital and reserves of $9,223,332.

The Bank's business is concentrated in its service area, which primarily encompasses San Joaquin County. The economy of the Bank's service area is dependent upon government, manufacturing, residential construction, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2003, there were 95 operating commercial and savings bank offices in San Joaquin County with total deposits of $13,537,778,000. This was an increase of $753,952,000 over the June 30, 2002 balances. The Bank held a total of $84,330,000 in deposits, representing approximately .62% of total commercial and savings banks deposits in San Joaquin County as of June 30, 2003.

In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, the Bank's current capital ratios and levels of deposits, the Bank anticipates no change in the assessment rate applicable to it during 2004 from that in 2003.

General Competitive Factors

In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible the flexibility which is accorded by its community bank status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank to obtain their deposits and other borrowings and the interest rate received by a bank on loans extended to customers and on securities held in a bank's portfolio comprise the major portion of a bank's earnings.

The interest rate differentials of a bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Company and the Bank is not predictable.

Impact of Legislative and Regulatory Proposals

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

The federal financial institution agencies, especially the Office of the Comptroller of the Currency ("OCC") and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the Bank itself may not engage.

In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repeals Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act.

Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the GLB Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (1) its banking subsidiaries are "well capitalized" and "well managed" and (2) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date, defined the permissible activities of bank holding companies under the Bank Holding Company Act.

One further effect of the GLB Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have the opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

Neither the Company nor the Bank have determined whether or when they may seek to acquire and exercise powers or activities under the GLB Act, and the extent to which competition will change among financial institutions affected by the GLB Act has not yet become clear.

On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

         o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

         o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require all services provided by the independent auditor to be pre-approved by the audit committee.

         o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

         o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

         o Enhanced criminal penalties for a broad array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

         o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

                  - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

                  - Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

                  - Compliance with applicable governmental laws, rules and regulations;

                  - The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

                  -        Accountability for adherence to the code.

         o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." To qualify as an "audit committee financial expert," a person must have:

                  - An understanding of generally accepted accounting principles and financial statements;

                  - The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

                  - Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

                  - An understanding of internal controls and procedures for financial reporting; and

                  -        An understanding of audit committee functions.

         A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

                  - Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

                  - Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

                  - Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

                  -        Other relevant experience.

         The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

         o A prohibition on insider trading during pension plan blackout periods.

         o        Disclosure of off-balance sheet transactions.

         o        A prohibition on certain loans to directors and officers.

         o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

         o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.

         o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

         o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.

         o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

         o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

                  -        Independence standards for members;

                  - Responsibility for selecting and overseeing the issuer's independent accountant;

                  - Responsibility for handling complaints regarding the issuer's accounting practices;

                  -        Authority to engage advisers; and

                  - Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

On November 4, 2003, the Securities and Exchange Commission adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and Nasdaq Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act.

The Company's securities are not currently listed on the Nasdaq Stock Market and are reported on the OTC Bulletin Board. Consequently, the Company is not currently required to comply with Nasdaq listing rules set forth below. However, if the Company lists its common stock on the Nasdaq Stock Market in the future, the Company would be required to comply with Nasdaq listing rules in effect at that time, which may include the rules set forth below, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act. Generally, Nasdaq listed companies must comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards include the following:

         o A majority of directors of a listed company must be "independent", which excludes:

                  - Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

                  - Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

                  - Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

                  - Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;

                  - Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

                  - Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

         o Independent directors of a listed company must meet alone in executive sessions at least two times annually.

         o Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

         o Compensation of a listed company's chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

         o The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

                  - The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

                  - Each director must be able to read and understand financial statements;

                  - At least one director must meet the "financial sophistication" criteria which the company must certify;

                  -        The committee must adopt a written charter; and

                  - The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

         o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

         o A code of conduct must be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

         o The name of the a company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

         o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;

         o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;

         o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

         o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

         o Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. In addition to legislative changes, the various Federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such regulations may have on the Company and the Bank. It is likely, however, that such legislation and regulation could subject the Company and the Bank to increased regulation, disclosure and reporting requirements, competition, and costs of doing business.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company and the Bank conduct operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219 and at 60 West 10th Street, Tracy, California 95376. The Bank also operates a loan production office at 3533 Jamison Way, Castro Valley, California 94546.

The main office consists of approximately 4,715 square feet on the ground floor of an office building located adjacent to Interstate Highway 5 and is leased from October 1, 2002 to September 30, 2009. There are two five-year options to extend the lease term. The current monthly lease rate is $9,130 plus $500 per month for signage on the building and $440 a month for common area maintenance.

The Bank's Tracy office consists of approximately 12,188 square feet of space on the ground floor and second floor of a two story building located in downtown Tracy and is leased from February 15, 2000 to February 28, 2007, with two five-year options to extend the lease term. The current monthly lease rate is $6,799, subject to CPI adjustment on each anniversary of the commencement date. The monthly rate during the extended term is the greater of the existing rent, as adjusted by the CPI, or the fair market rental value of the premises at the commencement of the extended term.

The Bank's Castro Valley Loan Production Office is approximately 840 square feet on the 1st floor of a two story commercial building, leased from April 1, 2003 through March 31, 2005. There are five one-year options to extend the lease term. The current monthly lease rate is $1,260 a month.

Management believes that the facilities are appropriate and adequate for the operation of the business as it is currently structured. The foregoing lease descriptions are qualified in their entirety by reference to the lease agreements filed as exhibits to this Annual Report on Form 10-KSB.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is not a party to any pending legal or administrative proceedings other than ordinary routine litigation incidental to the Bank's business involving the Bank or any of its property, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange and is not quoted by The Nasdaq Stock Market. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SVCF." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Total shares and price per share have been adjusted retroactively to reflect a 5% dividend payable on April 12, 2004. As of March 25, 2004, there were 1,155,105 shares of the Company's common stock outstanding. The Company's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, by the filing of the Company's registration statement on Form 8-A with the SEC on June 26, 2003. Vanguard Capital and Wells Fargo Van Kasper have facilitated trades in the Company's common stock. The high and low bid quotations for the Company's common stock for each full quarterly period of the Company's operations for the last two years is listed in the chart below.

                  Calendar Year                High              Low
                  -------------                ----              ---
                    2003
                  First Quarter               $10.48            $ 9.05
                  Second Quarter              $14.29            $ 9.05
                  Third Quarter               $14.29            $10.95
                  Fourth Quarter              $14.52            $11.62

                    2002
                  First Quarter               $ 9.05            $ 8.10
                  Second Quarter              $ 9.52            $ 8.03
                  Third Quarter               $ 9.05            $ 7.86
                  Fourth Quarter              $ 9.52            $ 9.05


The high and low bid quotations for the Company's common stock were $14.38 and $14.38 as of March 25, 2004.

Holders

At March 25, 2004, there were approximately 667 shareholders of the Company's common stock. There are no other classes of equity shares of the Company outstanding.

Dividends

The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank.

The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code") which may include obtaining the consent of the California Commissioner of Financial Institutions (the "Commissioner") under certain circumstances described below.

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution. In addition to the foregoing restrictions upon dividend payments by the Bank, at December 31, 2003, the Company and the Bank had accumulated deficit retained earnings of $2,529,737. Under the Financial Code requirements for the payment of dividends, the Bank is restricted from paying dividends to the Company without the prior consent of the Commissioner until the deficit retained earnings are eliminated.

The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, a bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

To date, the Company has not paid a cash dividend and presently does not intend to pay cash dividends in the foreseeable future. The Company declared a five percent stock dividend in February 2004 payable in April 2004. Payment of dividends in the future will be determined by the Board of Directors after consideration of various factors including the profitability and capital adequacy of the Company and the Bank.

Stock Repurchases

The Company did not repurchase shares of its common stock during the fourth quarter of the year ended December 31, 2003, and has not repurchased shares of its common stock at any time since its incorporation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

BUSINESS ORGANIZATION

Service 1st Bancorp (the "Company") is a California corporation, headquartered in Stockton, California, and was incorporated on January 23, 2003 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2003. As of December 31, 2003, the Bank operated two full-service offices in the cities of Stockton and Tracy in San Joaquin County, and a loan production office in Castro Valley, Alameda County.

The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities.

The following analysis is designed to enhance the reader's understanding of the Bank's financial condition and the results of its operations as reported in the Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

SELECTED FINANCIAL DATA

                                                          2003            2002
                                                      ------------    ------------
 Interest Income                                      $  4,657,728    $  3,996,122
 Interest Expense                                        1,586,583       1,234,322
                                                      ------------    ------------
 Net interest Income                                     3,071,145       2,761,800
 Provision for loan loss                                   250,000         193,000
                                                      ------------    ------------
Net Interest Income After Provision for Loan Losses      2,821,145       2,568,800
 Non-interest Income                                       777,308         392,179
 Non-interest Expense                                    3,223,611       2,741,026
 Income before Provision for Taxes                         374,842         219,953
 Tax Expense                                                 1,600             800
                                                      ------------    ------------
 Net Income                                           $    373,242    $    219,153
                                                      ============    ============
Net Income Per Share - Basic                          $        .32    $        .19
Net Income Per Share - Diluted                        $        .32    $        .19
   Return on Average Assets                                    .38%            .31%
   Return on Average Equity                                   4.59%           2.77%
   Average Equity to Average Assets                           8.39%          11.16%
   Average Loans to Average Deposits                         55.00%          64.21%
   Total Assets as of December 31,                    $110,527,776    $ 83,306,327
   Total Deposits as of December 31,                  $101,621,077    $ 74,721,424
   Net Interest Margin                                        3.39%           4.22%

EARNINGS OVERVIEW

The Company had net income of $373,242 for the year ended December 31, 2003, representing an improvement of $154,089 compared to net income of $219,153 in 2002. Basic earnings per share were $.32, and $.19 at December 31, 2003 and 2002, respectively. Fully diluted earnings per share were $.32 and $.19 for December 31, 2003 and 2002, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing the net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates. Beginning in January 2001 and continuing through December 2003, actions by the Federal Reserve Board to cut interest rates resulted in the prime rate being cut from 9.50% to 4.00%. Historically, the largest source of income for banks is that which is created by net interest income. Theses reductions in rates, specifically as it relates to earning assets that adjust with the prime rate, made it very difficult to maintain the level of the net interest margin for 2003 that the Company had experienced in the past. Despite the adverse interest rate environment, the Company was able to exceed the prior years' results of operations.

Net interest income before provision for loan loss for 2003 was $3,071,145 representing an increase of $352,261 or 28.5% from $2,761,800 in 2002. The increase in net interest income for 2003 was primarily attributable to an increase of $25,174,299 in average interest-earning assets from 2002 to 2003. The average rate earned on interest earning assets declined from 6.11% in 2002 to 5.14% in 2003. The decline in yields was primarily due to the previous rate reductions enacted by the Federal Reserve Board. Interest income in 2003 was $4,657,728 or $661,606 greater than 2002. The growth in average interest bearing liabilities was $25,595,884. Interest expense for 2003 was $1,586,583 or $352,261 greater than 2002. Net interest income in 2002 was $2,761,800 or $871,678 greater than the $1,890,122 in 2001.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the year ended December 31, 2003 and 2002.

                                                        December 31, 2003                           December 31, 2002
                                          ------------------------------------------    -------------------------------------------
                                                                           Average                                        Average
                                             Average        Income/       Yield or        Average         Income/        Yield or
                                             Balance        Expense       Rate Paid       Balance         Expense        Rate Paid
                                          ------------    ------------   -----------    ------------    ------------   ------------
 Interest-earning assets:
 Investments                              $ 36,323,503    $  1,061,603          2.92%   $ 23,105,042    $    952,008           4.12%
 Federal funds sold                          5,630,625          63,042          1.12%      2,223,679          36,921           1.66%
 Loans (1)(2)                               48,660,988       3,533,083          7.26%     40,112,096       3,007,193           7.50%
                                          ------------                                  ------------    ------------
    Total interest-earning assets           90,615,116       4,657,728          5.14%     65,440,817       3,996,122           6.11%


 Allowance for possible loan losses           (690,630)                                     (489,521)
 Cash and due from banks                     5,436,670                                     4,541,458
 Bank premises and equipment                   763,297                                       803,584
 Accrued interest receivable                   380,384                                       333,029
 Other assets                                  451,022                                       311,710
                                          ------------                                  ------------
    Total assets                          $ 96,955,859                                  $ 70,941,077
                                          ============                                  ============

 Interest  Bearing Liabilities:

 Demand deposits                          $ 38,428,236         737,710          1.92%   $ 18,040,311         492,661           2.73%
 Savings & money market accounts            11,116,120         115,046          1.03%     12,559,128         202,842           1.62%
 Time Deposits                              23,336,284         731,262          3.13%     16,396,602         531,736           3.24%
 Other borrowings                               60,206           2,565          4.26%        348,921           7,083           2.03%
                                          ------------    ------------                  ------------    ------------
    Total interest-bearing liabilities      72,940,846       1,586,583          2.18%     47,344,962       1,234,322           2.61%
                                                          ------------                                  ------------

 Non-interest bearing demand deposits       15,599,045                                    15,473,913
 Other Liabilities                             280,135                                       202,468
                                          ------------                                  ------------

    Total liabilities                       88,820,026                                    63,021,343

 Shareholders' equity                        8,135,833                                     7,919,734
                                          ------------                                  ------------
    Total liabilities and shareholders'
       equity                             $ 96,955,859                                  $ 70,941,077
                                          ============                                  ============

                                                          ------------                                  ------------
 Net interest income                                      $  3,071,145                                  $  2,761,800
                                                          ============                                  ============

 Net interest margin on average interest earning assets (3)                     3.39%                                          4.22%

 1. Average loan balances include average deferred loan fees of $158,423 and $102,521 for the periods ending December 31, 2003 and 2002, respectively.
 2. Interest on loans includes fees of $118,246 and $86,129 for the periods ending December 31, 2003 and 2002, respectively.
 3. Net interest margin is computed by dividing net interest income by total average earning assets.

 All average balances have been computed using daily balances.

Rate/Volume Analysis

                                              2003 over 2002                               2002 over 2001
                                   Increase (decrease) due to change in:        Increase (decrease) due to change in:
                                 ----------------------------------------     -----------------------------------------
                                   Volume          Rate           Total         Volume          Rate           Total
                                 -----------    -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in:
Interest Income:
     Interest-bearing deposits
                      in banks   $        --    $        --    $        --    $    (7,106)   $    (7,106)   $   (14,212)

     Investment securities           439,667       (330,072)       109,595        583,376       (384,248)       199,128

     Federal funds sold               41,374        (15,253)        26,121         (8,120)       (58,824)       (66,944)

                         Loans       623,305        (97,415)       525,890      1,326,392       (186,281)     1,140,111
                                 -----------    -----------    -----------    -----------    -----------    -----------
                         Total     1,104,346       (442,740)       661,606      1,894,542       (636,459)     1,258,083


Interest Expense:

    Demand, interest-bearing         425,810       (180,761)       245,049        425,792          7,164        432,956

    Savings                          (21,277)       (66,520)       (87,796)        53,546       (176,229)      (122,683)

    Time                             218,021        (18,495)       199,526        295,879       (220,967)        74,912

    Borrowings                        (8,627)         4,109         (4,518)         1,194             26          1,220
                                 -----------    -----------    -----------    -----------    -----------    -----------
Total                                613,927       (261,667)       352,261        776,411       (390,006)       386,405
                                 -----------    -----------    -----------    -----------    -----------    -----------

Increase (Decrease) in
   Net Interest Income           $   490,419    $  (181,073)   $   309,345    $ 1,118,131    $  (246,453)   $   871,678
                                 ===========    ===========    ===========    ===========    ===========    ===========

1. Average balances of all categories in each period were included in the volume computations.
2. Average yields and rates in each period were used in rate computations.
3. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each item.

OTHER INCOME

Total other income was $777,308 for 2003 and $392,179 for 2002. During 2003, service charges and fees increased from $128,489 in 2002 to $244,772 in 2003. The increase was a result of the growth in the total deposits of the Bank. During 2002, the Bank established a Small Business Administration ("SBA") Department. The Government guarantees a portion of each SBA loan. The guaranteed portion of each SBA loan can be sold in the secondary market and the Bank receives a premium on these sales and servicing revenue. Gains on sales and servicing during 2003 were $284,708, compared to $175,839 in 2002. The Bank offers loans on single family homes through third party lenders. The Bank receives fees for packaging of the loans provided to the third party lenders. The loans are funded by and become assets of the third party lenders. The referral fees on mortgage loans was $182,143 for 2003 compared to $39,460 for 2002. The increase was primarily attributable to the loan production office in Castro Valley that was opened during 2003.

During 2003, the Company purchased life insurance policies on several of its key officers. The proceeds received from these policies will fund retirement benefits for executive officers of the Company and the Bank. The earnings on the cash surrender value of life insurance was $45,544 during 2003. There were no earnings in 2002.

Gains on the sales of investments were $20,141 and $48,391 for the years ended December 31, 2003 and 2002, respectively.

OTHER EXPENSES

Other expenses consist of salary and other compensation, occupancy and equipment and other expense. The major components of other expense for the years ended December 31, 2003 and 2002 are listed in the table below.

                                                            2003         2002
                                                         ----------   ----------
Other expenses:
   Salaries & employee benefits                          $1,766,568   $1,546,360
   Occupancy expense                                        282,386      237,297
   Equipment expense                                        232,406      280,598
   Data Processing and other professional services          430,327      295,554
   Office supplies and equipment                            148,660      124,148
   Advertising and promotion                                 82,351       92,930
   Courier                                                   49,099       38,511
   Other operating expenses                                 231,814      125,628
                                                         ----------   ----------
Total other expenses                                     $3,223,611   $2,741,026
                                                         ==========   ==========

Salaries and Employee Benefits

Salaries and employee benefits expense for 2003 was $1,766,568, an increase of $220,208 from $1,546,360 in 2002. Total employees during 2003 were 28 compared to 25 in 2002. The increase in expense in 2003 compared to 2002 was from the addition of staff to open the loan production office in Castro Valley and increased commission expense for loan officers related to SBA sales and mortgage origination. There was a bonus accrual of $92,644 for employees in 2002. No bonuses were accrued in 2003. During May 2003, the Company approved a salary continuation plan for its executive officers. The accrued expense related to that plan for 2003 was $86,291. There was no expense related to the continuation plan in 2002.

Occupancy Expense

Occupancy expense was $282,386 in 2003 and $237,297 in 2002. The increase in expense for 2003 compared to 2002 was from a 3% cost of living adjustment at the Tracy office. The lease for the Stockton office was renewed effective October 1, 2002. The rent for this location increased by approximately $3,900 per month. The total cost of the lease at the Stockton office increased from $88,705 in 2002 to $116,321 in 2003. During 2003, the Bank opened a loan production office in Castro Valley, California. Occupancy expense for 2003 was $12,869. There was no comparable expense for this office in 2002.

Equipment Expense

Equipment expense in 2003 was $232,406 compared to $280,598 in 2002. The decline in equipment expense was primarily from a decrease in depreciation expense from $175,296 in 2002 to $137,007 in 2003. Certain assets were being depreciated over a three-year period. Some of these assets were fully depreciated in 2002 and no additional expense was incurred on these assets in 2003.

Data Processing and Other Professional Services

Data processing and other professional services for 2003 was $430,327 compared to $295,554 in 2002. During 2003, the Company was organized as the bank holding company for the Bank. Professional Services expense related to the formation of the Company was $91,526 for 2003. There was no comparable expense in 2002. During 2003, the Bank outsourced some of its human resource needs. The expense for human resource services for 2003 was $21,081. There was no expense during 2002 for human resource services. Data Processing expense and item processing for 2003 was $89,456 compared to $78,832 for 2002.

Office Supplies and Equipment

Office supplies and equipment expenses increased to $148,660 in 2003, an increase of $24,512 from 2002. The increase in expense was for additional supplies and equipment in connection with the 33% growth in total assets.

Advertising and Promotional Expense

Advertising and promotional expense in 2003 was $82,351 compared to $92,930 in 2002.

Courier Expense

Courier expense in 2003 was $49,099 compared to $38,511 in 2002. The increase in courier expense was primarily the result of the use of couriers as part of marketing efforts to attract new customers. As new customers are added, the cost associated with the courier service has increased.

Other Operating Expense

Other operating expenses in 2003 were $231,814 compared to $125,628 in 2002. Beginning in July of 2003, the Company started paying director fees to the non-employee directors. Directors' fees in 2003 were $37,800. There were no directors' fees paid in 2002. As a result of the formation of the Company, and increased stock transactions, shareholder expense was $34,891 in 2003 compared to $19,891 in 2002. Miscellaneous loan expense increased from $17,689 in 2002 to $37,038 in 2003. Internet related expenses increased from $34,586 in 2002 to $45,797 in 2003.

Provision for Income Taxes

The Company's provision for income taxes reflected on the financial statements consists of the $1,600 minimum state tax expense in 2003 and 2002. There was no additional provision for income taxes since the Company has net operating loss carryforwards of approximately $2,000,000 for federal and $2,500,000 for state income tax purposes. Net operating loss carryforwards will expire in 2021 for federal income tax purposes and in 2013 for state income tax purposes, if not previously utilized.

Provision and Allowance for Loan Losses

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

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $250,000 in 2003 and $193,000 for 2002. The additional provision in 2003 was due to the growth in outstanding loans and an increase in nonperforming loans. The allowance is not allocated to specific loans or categories of loans and represents a total unallocated allowance for loan losses.

Summary of Loan Loss Experience

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                        For the Year Ended
                                                            December 31,
                                                    ---------------------------
                                                       2003            2002
                                                    -----------     -----------
Outstanding Loans:
  Average for the Year                              $48,660,988     $40,112,096
  End of the Year                                   $53,545,301     $45,034,040
Allowance For Loan Losses:
Balance at Beginning of Year                        $   598,000     $   405,000
Actual Charge-Offs:
  Commercial                                                 --              --
  Consumer                                               10,000              --
  Real Estate                                                --              --
                                                    -----------     -----------
Total Charge-Offs                                        10,000              --
Less Recoveries:
  Commercial                                                 --              --
  Consumer                                                   --              --
  Real Estate                                                --              --
                                                    -----------     -----------
Total Recoveries                                             --              --
                                                    -----------     -----------
Net Loans Charged-Off                                    10,000              --
Provision for Loan Losses                               250,000         193,000
                                                    -----------     -----------
Balance at End of Year                              $   838,000     $   598,000
                                                    ===========     ===========
Ratios:
  Net Loans Charged-Off to Average Loans                    .02%              0%
  Allowance for Loan Losses to Total Loans                 1.57%           1.33%
  Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                            1.67%              0%
Net Loans Charged-Off to Provision for Loan
      Losses                                               4.00%              0%
Allowance for Loan Losses to Nonperforming
      Loans                                              119.89%              0%

The Company's current policy is to cease accruing interest when a loan becomes 90 days past due as to principal or interest, when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection.

NONPERFORMING ASSETS

The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollars in thousands):

                                                             December 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
Loans 90 Days Past Due and Still Accruing              $       --    $       --

Nonaccrual Loans                                              699            --
                                                       ----------    ----------
Total Nonperforming Loans                                     699            --
                                                       ----------    ----------

Other Real Estate Owned                                        --            --

                                                       ----------    ----------
Total Nonperforming Assets                             $      699    $       --
                                                       ==========    ==========

Non performing Loans as a Percentage of
  Total Loans                                                1.31%            0%
Allowance for Loan Loss as a Percentage of
  Nonperforming Loans                                      119.89%            0%
Nonperforming Assets as a Percentage of
  Total Assets                                                .63%            0%

Nonaccrual loans are generally past due 90 days or are loans that the interest on which may not be collectible. Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

BALANCE SHEET ANALYSIS

Total assets of the Company at December 31, 2003 were $110,527,776 compared to $83,306,327 in 2002, representing an increase of 32.7%. The growth of the Company was a result of an aggressive action plan to gain market share and from increased market recognition.

Loans

A significant portion of the Company's assets is the loan portfolio. Gross loans were $53,545,301 in 2003 and $45,034,040 at December 31, 2002, respectively.
Approximately 76.2% of the gross loans at December 31, 2003 are adjustable rate loans. Nearly all of the adjustable rate loans are tied to the prime rate. If the interest rates change, the yield on these loans and other loans renewing during the one-year time frame will also change. To mitigate the negative effect on earnings from declining interest rates, the Bank has included interest rate floors on some of its loans. Once the interest rate on a loan reaches the interest rate floor, the interest rate can't decline further. As of December 31, 2003, $34,356,699 or 84.2% of the variable rate loans were at their floor interest rate and will not change if interest rates continue to decline. Management anticipates that a 1.00% increase in the prime rate would increase net interest income by approximately $20,224 a year and a 1.00% decrease in the prime rate would increase net interest income approximately $197,309.

The table below summarizes the composition of the loan portfolio as of December 31, 2003 and 2002.

                                                2003                            2002
                                    ----------------------------    ----------------------------
Loan category                          Amount         Percent          Amount          Percent
-------------------------           ------------    ------------    ------------    ------------
Construction and land development   $ 11,006,774           20.56%   $  8,404,271           18.66%
Real estate                           26,557,578           49.59%     20,949,123           46.53%
Commercial                            11,325,842           21.15%     10,868,411           24.13%
Agriculture                            2,869,187            5.36%      2,978,028            6.61%
Consumer                               1,785,920            3.34%      1,834,207            4.07%
                                    ------------                    ------------
   Total gross loans                  53,545,301          100.00%     45,034,040          100.00%


Deferred loan fees and discounts        (206,893)                       (142,432)
Reserve for possible loan losses        (838,000)                       (598,000)

                                    ------------                    ------------
   Total net loans                  $ 52,500,408                    $ 44,293,608
                                    ============                    ============

The table below summarizes the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 2003.

                                                After One Year
                                    Due Within    But Within      After
Loan category                        One Year     Five Years    Five Years       Total
---------------------------------   -----------   -----------   -----------   -----------
Construction and land development   $10,188,724   $   818,050   $        --   $11,006,774
Real estate                          11,056,529    10,915,335     4,585,714    26,557,578
Commercial                            7,257,647     3,063,675     1,004,520    11,325,842
Agriculture                           2,308,809       243,235       317,143     2,869,187
Consumer                              1,322,596       463,324            --     1,785,920
                                    -----------   -----------   -----------   -----------
   Totals                           $32,134,305   $15,503,619   $ 5,907,377   $53,545,301
                                    ===========   ===========   ===========   ===========
Interest rate provision
-----------------------
Predetermined rates                 $ 5,188,909   $ 2,236,196   $ 2,257,356   $ 9,682,461
Floating or adjustable rates         26,945,396    13,267,423     3,650,021    43,862,840
                                    -----------   -----------   -----------   -----------
   Totals                           $32,134,305   $15,503,619   $ 5,907,377   $53,545,301
                                    ===========   ===========   ===========   ===========

Risk Elements

The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside source to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. Management has implemented a loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, personal property, plant and equipment, income-producing properties, residences and other real property.

California's economy has not been as robust as in prior years. Construction loans and other real estate secured loans comprise a large portion of total loans outstanding. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses which could adversely affect the Company's future prospects, results of operations, overall profitability and the market price of the Company's common stock.

Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and limiting investments outside this area; (2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise; (3) basing real estate construction loan approval not only on the prospects for sale of the project, but also within the original projected time period; and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's construction lending officers. In addition, the Company strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project types.

Nonaccrual Loans, Loans Past Due 90 Days and OREO

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Total nonaccrual loans at December 31, 2003 were $699,000. There were no nonaccrual loans at December 31, 2002.

At December 31, 2003, there was one loan totaling $699,000 that was considered impaired. There were no loans that were considered troubled debt restructurings. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

There was no other real estate owned at December 31, 2003 and 2002.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                     December 31,
                                                               -----------------------
                                                                  2003         2002
                                                               ----------   ----------
         Commitments to extend credit:
         Revolving lines of credit secured by 1-4 family
              residences                                       $    2,288   $      630
         Commercial real estate, construction and land
              development commitments secured by real estate        9,549        4,352
         Other commitments:
              Commercial loans                                      4,140        4,446
              Agricultural loans                                    2,708        2,028
              Unsecured consumer lines of credit                    1,736          895
                                                               ----------   ----------
         Total                                                 $   20,421   $   12,351
                                                               ==========   ==========

         Letters of Credit                                     $      137   $       --
                                                               ==========   ==========

As of December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. The SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use those vehicles or any other structures to dispose of problem assets.


Contractual Obligations

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2003 are listed in the table below.


         2004                   $  225,201
         2005                      220,095
         2006                      220,153
         2007                      151,828
         2008                      141,022
         Thereafter                107,848
                                ----------
         Total                  $1,066,147
                                ==========

Investment Securities

Other earning assets are comprised of Federal Funds sold (funds loaned on a short-term basis to other banks), investment securities, mutual funds, commercial paper, and short-term interest bearing deposits at other financial institutions. These assets are maintained for short-term liquidity needs of the Company, collateralization of public deposits, and diversification of the earning asset mix.

Investment securities increased to $47,119,345 at December 31, 2003 compared to $27,449,892 at December 31, 2002. This represents an increase of approximately $19,669,453 or 71.7%. The increase in investments is needed for liquidity and pledging purposes.

The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2003.

                                                        Gross           Gross        Estimated
                                       Amortized      Unrealized      Unrealized        Fair         Average
                                         Cost           Gains           Losses          Value         Yields
                                      ------------   ------------    ------------    ------------   ---------
Available-for-Sale Securities:
   U.S. Government Agencies           $ 23,242,829   $     55,351    $(   199,082)   $ 23,099,098        3.32%
   State and Political Subdivisions        374,732         15,059              --         389,791        6.65%
   Asset-Backed Securities               4,572,272         37,874     (      1304)      4,608,842        2.93%
   Mortgage-Backed Securities           17,444,883         41,398     (   123,900)     17,362,381        3.46%
                                      ------------   ------------    ------------    ------------

                                      $ 45,634,716   $    149,682    $(   324,286)   $ 45,460,112        3.36%
                                      ============   ============    ============    ============

Held-to-Maturity Securities:
   U.S. Government Agencies           $    601,682   $        204    $(     3,521)   $    598,365        2.08%
   Asset-Backed Securities                 566,754          9,495              --         576,249        5.27%
   Mortgage-Backed Securities              490,797         15,840     (     1,250)        505,387        5.61%
                                      ------------   ------------    ------------    ------------

                                      $  1,659,233   $     25,539    $(     4,771)   $  1,680,001        4.21%
                                      ============   ============    ============    ============

One of the Company's available-for-sale mortgage-backed securities has been in an unrealized loss position for over twelve months. This security had a carrying value of $103,371 as of December 31, 2003. Unrealized losses on this security have declined from $2,059 at December 31, 2003 to $1,774 as of December 31, 2003.

The scheduled maturities of securities available-for-sale and held to maturity as of December 31, 2003 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Available for Sale            Held to Maturity
                                  -------------------------   -------------------------
                                   Amortized       Fair        Amortized       Fair
                                     Cost          Value         Cost          Value
                                  -----------   -----------   -----------   -----------
Due in one year or less           $        --   $        --   $        --   $        --
Due from one year to five years     7,717,179     7,732,897            --            --
Due from five year to ten years    13,957,846    13,802,449       686,345       683,308
Ten years and over                  6,514,808     6,562,385       482,091       491,306
Mortgage-Backed Securities         17,444,883    17,362,381       490,797       505,387
                                  -----------   -----------   -----------   -----------

                                  $45,634,716   $45,460,112   $ 1,659,233   $ 1,680,001
                                  ===========   ===========   ===========   ===========

Proceeds from the sale of available-for-sale securities were $4,087,408 for 2003. Gross gains of $24,142 were realized on sales of securities during 2003.

Securities carried at approximately $16,779,000 and $6,760,000 at December 31, 2003 and 2002, respectively, were pledged to secure deposits and borrowing arrangements.

The amortized cost and estimated fair values of securities as of December 31, 2002 are as follows:

                                                        Gross           Gross         Estimated
                                       Amortized      Unrealized      Unrealized        Fair
                                         Cost           Gains           Losses          Value
                                      ------------   ------------    ------------    ------------
Available-for-sale securities:
   U.S. Government Agencies           $  7,114,164   $     30,854    $(     9,321)   $  7,135,697
   State and Political Subdivisions        594,693         35,383              --         630,076
   Commercial Paper                      2,215,855          1,566              --       2,217,421
   Short-Term Mutual Funds               5,300,433         54,988     (     2,101)      5,353,320
   Mortgage-Backed Securities            9,431,531         82,278     (     9,265)      9,504,544
                                      ------------   ------------    ------------    ------------

                                      $ 24,656,676   $    205,069    $(    20,687)   $ 24,841,058
                                      ============   ============    ============    ============

Held-to-Maturity securities:
   U.S. Government Agencies           $    160,307   $         --    $(    15,550)   $    144,757
   Asset-Backed Securities                 973,887         39,124              --       1,013,011
   Mortgage-Backed Securities            1,474,640         53,035              --       1,527,675
                                      ------------   ------------    ------------    ------------

                                      $  2,608,834   $     92,159    $(    15,550)   $  2,685,443
                                      ============   ============    ============    ============

Proceeds from the sale of available-for-sale securities were $8,124,894 for 2002. Gross gains of $48,391 were realized on sales of securities during 2002.

Deposits

Deposits represent the Company's principal source of funds for loans and investments. Deposits are primarily generated from local businesses, government agencies and individuals. Total deposits were $101,621,077 at December 31, 2003, compared to $74,721,424 at December 31, 2002. This represents an increase of $26,899,653 or 36.0%. Non-interest bearing demand deposits declined from $22,208,821 at December 31, 2002 to $13,588,553 at December 31, 2003. One of the
Company's depositors is a large title company. The balances in this account are short-term in nature and are volatile. The balance in this account was $8,582,204 less at December 31, 2003. The Company has been very successful in obtaining new clients with its high yield checking accounts "Liquid Gold" and "Municipal Investment Account."

The table below reflects the composition of the deposits including average balance and the average rate paid for the years ended December 31, 2003 and 2002.

Composition of Deposits
                                            2003                           2002
                                ---------------------------    ----------------------------
Deposits                           Average       Average          Average         Average
                                   Balance        Rate            Balance          Rate
                                ------------   ------------    ------------    ------------
Non-interest bearing demand     $ 15,599,045           0.00%   $ 15,473,913            0.00%

Interest bearing demand           38,428,236           1.92%     18,040,311            2.73%

Money market deposit accounts     11,572,827           1.07%     11,316,228            1.64%

Savings accounts                   3,834,932            .95%      1,241,736            1.35%

Certificates of deposit           23,326,284           3.13%     16,396,602            3.24%

                                ------------                   ------------
                                $101,621,077           1.79%   $ 74,721,424            2.61%
                                ============                   ============

The maturities of time certificates of deposit of $100,000 or more at December 31, 2003 are summarized as follows:

                                                               December 31, 2003
                                                               -----------------

Three months or less                                           $       7,592,401

Over three months through six months                                   2,059,989

Over six months through twelve months                                  1,045,943

Over one year through three years                                      1,184,353

Over three years                                                       8,250,857
                                                               -----------------

Total                                                          $      20,133,543
                                                               =================

CAPITAL RESOURCES

The Company's total shareholders' equity was $8,282,771 at December 31, 2003 compared to $8,120,397 as of December 31, 2002. The increase in shareholders' equity was primarily from the net income made during 2002, which was partially offset by the adjustment to capital for unrealized losses in securities available for sale.

The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institutions capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk-weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The table below presents the capital and leverage ratios of the Company and the Bank as of December 31, 2003 and the Bank only at December 31, 2002.

                                                                                                         To be well-
                                                                             For capital              capitalized under
                                                                               adequacy               prompt corrective
                                                     Actual                    purposes               action provisions:
                                             -----------------------    -----------------------    -----------------------
                                               Amount       Ratio         Amount       Ratio         Amount       Ratio
                                             ----------   ----------    ----------   ----------    ----------   ----------
As of December 31, 2003
Company:
  Total capital (to Risk Weighted Assets)    $    9,214         13.0%   $    5,686          8.0%          N/A          N/A
  Tier 1 capital (to Risk Weighted Assets)   $    8,376         11.8%   $    2,843          4.0%          N/A          N/A
  Tier 1 capital (to Average Assets)         $    8,376          7.4%   $    4,541          4.0%          N/A          N/A
Bank:
  Total capital (to Risk Weighted Assets)    $    9,182         12.9%   $    5,686          8.0%   $    7,107         10.0%
  Tier 1 capital (to Risk Weighted Assets)   $    8,344         11.7%   $    2,843          4.0%   $    4,264          6.0%
  Tier 1 capital (to Average Assets)         $    8,344          7.4%   $    4,541          4.0%   $    5,677          5.0%
Bank:
As of December 31, 2002
  Total capital (to Risk Weighted Assets)    $    8,610         15.1%   $    4,554          8.0%   $    5,693         10.0%
  Tier 1 capital (to Risk Weighted Assets)   $    8,012         14.1%   $    2,277          4.0%   $    3,416          6.0%
  Tier 1 Capital (to Average Assets)         $    8,012         10.0%   $    3,197          4.0%   $    3,996          5.0%

LIQUIDITY

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans at December 31, 2003, were approximately $20,558,000. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, and mutual funds. At December 31, 2003, the net ratio of liquid assets not pledged for collateral and other purposes to deposits and other borrowings was 65.4 % compared to 36.6 % in 2002. The ratio of gross loans to deposits, another key liquidity ratio, was 52.7% at year-end 2003 compared to 60.3% at December 31, 2002.

The Bank has borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $36,587,000.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses of the Company. The effects of inflation were not material to the Company's results of operations during the years ended December 31, 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Bank's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 1 to the Financial Statements describes the significant accounting policies used in the preparation of the financial statements. A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Management believes that the matters described below are critical accounting policies.

Allowance for Loan Losses

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bank has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Financial Assets and Liabilities

The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be covered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

OTHER MATTERS

Effects of Terrorism

The terrorist actions on September 11, 2001 and thereafter and the military conflicts in Iraq and elsewhere have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

     Independent Auditor's Report                                            37

     Consolidated Balance Sheets                                             38

     Consolidated Statements of Income                                       39

     Consolidated Statement of Shareholders' Equity                          40

     Consolidated Statements of Cash Flows                                   41

     Notes to Consolidated Financial Statements                              42

Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial
Statements or notes thereto.

[GRAPHIC OMITTED]    Vavrinek, Trine, Day & Co., LLP        VALUE THE DIFFERENCE
                     Certified Public Accountants & Consultants





                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Service 1st Bancorp

We have audited the accompanying consolidated balance sheets of Service 1st Bancorp and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service 1st Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ VAVRINEK, TRINE, DAY & CO., LLP


Laguna Hills, California
February 5, 2004, except for Note 18, as to which the date is February 27, 2004




   25231 Paseo De Alicia, Suite 100 Laguna Hills, CA 92653 Tel: 949.768.0833
                        Fax: 949.768.8408 www.vtdcpa.com

        FRESNO o LAGUNA HILLS o PLEASANTON o RANCHO CUCAMONGA o SAN JOSE
        ----------------------------------------------------------------

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                     ASSETS

                                                                 2003             2002
                                                             -------------    -------------
Cash and due from banks                                      $   6,484,537    $   4,814,464
Federal funds sold                                                 155,000        5,270,236
                                                             -------------    -------------
                             Cash and cash equivalents           6,639,537       10,084,700
Investment securities available for sale                        45,460,112       24,841,058
Investment securities held to maturity                           1,659,233        2,608,834
Loans, net                                                      52,500,408       44,293,608
Bank premises and equipment, net                                   717,526          784,127
Cash Surrender Value of Life Insurance                           2,233,046               --
Accrued interest receivable                                        571,918          357,430
Other assets                                                       745,996          336,570
                                                             -------------    -------------

                                                             $ 110,527,776    $  83,306,327
                                                             =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                $  13,588,553    $  22,208,821
   Money market, NOW and savings                                61,117,285       32,197,496
   Time deposits under $100,000                                  6,781,696        7,602,473
   Time deposits $100,000 and over                              20,133,543       12,712,634
                                                             -------------    -------------
                                        Total deposits         101,621,077       74,721,424
Other borrowings                                                   248,061               --
Accrued interest and other liabilities                             375,867          464,506
                                                             -------------    -------------
                                     Total liabilities         102,245,005       75,185,930
Commitments and contingencies - Notes 5 and 9                           --               --
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued or outstanding                            --               --
   Common stock, no par value, 20,000,000 shares
      authorized; issued and outstanding, 1,155,105 shares      10,915,069       10,915,069
   Accumulated deficit                                        (  2,529,737)    (  2,902,979)
   Accumulated other comprehensive income, net of tax         (    102,561)         108,307
                                                             -------------    -------------
                            Total shareholders' equity           8,282,771        8,120,397
                                                             -------------    -------------

                                                             $ 110,527,776    $  83,306,327
                                                             =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the years ended December 31, 2003 and 2002

                                                                     2003         2002
                                                                  ----------   ----------
Interest Income:
   Interest and fees on loans                                     $3,533,083   $3,007,193
   Interest on investment securities                               1,061,603      952,008
   Interest on federal funds sold                                     63,042       36,921
                                                                  ----------   ----------
                                                                   4,657,728    3,996,122
Interest Expense:
   Interest expense on deposits                                    1,584,018    1,227,239
   Other interest expense                                              2,565        7,083
                                                                  ----------   ----------
                                                                   1,586,583    1,234,322
                                                                  ----------   ----------

                                            Net interest income    3,071,145    2,761,800
Provision for loan losses                                            250,000      193,000
                                                                  ----------   ----------

            Net interest income after provision for loan losses    2,821,145    2,568,800

Other income:
   Service charges, fees and other income                            244,772      128,489
   Gain on the sale of investment securities                          20,141       48,391
   Gain on sale and servicing of loans                               284,708      175,839
   Referral fees on mortgage loans                                   182,143       39,460
   Earnings on cash surrender value life insurance                    45,544           --
                                                                  ----------   ----------
                                                                     777,308      392,179
Other expenses:
   Salaries and employee benefits                                  1,766,568    1,546,360
   Occupancy expense                                                 282,386      237,297
   Equipment expense                                                 232,406      280,598
   Data processing and other professional services                   430,327      295,554
   Office supplies and equipment                                     148,660      124,148
   Advertising and promotion                                          82,351       92,930
   Courier expense                                                    49,099       38,511
   Other operating expenses                                          231,814      125,628
                                                                  ----------   ----------
                                                                   3,223,611    2,741,026
                                                                  ----------   ----------
                                 Net income before income taxes      374,842      219,953
Income taxes                                                           1,600          800
                                                                  ----------   ----------

                                                     Net income   $  373,242   $  219,153
                                                                  ==========   ==========

Net income per share - basic                                      $     0.32   $     0.19
                                                                  ==========   ==========
Net income  per share - diluted                                   $     0.32   $     0.19
                                                                  ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                               SERVICE 1ST BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2003 and 2002

                                                                                            Accumulated
                                          Common Stock                                         Other          Total
                                   -------------------------  Comprehensive   Accumulated   Comprehensive  Shareholders'
                                     Shares        Amount        Income         Deficit        Income         Equity
                                   -----------   -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2002           1,155,105   $10,915,069                  $(3,122,132)   $    42,164    $ 7,835,101

Comprehensive Income:
Net income                                                     $   219,153        219,153                       219,153
Unrealized gains on securities,
 net of tax of $66,299                                              94,694                        94,694         94,694
Reclassification adjustment
 for gains included in net
 income, net of tax of $19,840                                  (   28,551)                   (   28,551)    (   28,551)
                                                               -----------

Comprehensive Income                                           $   285,296
                                                               ===========
                                   -----------   -----------                  -----------    -----------    -----------


Balance at December 31, 2002         1,155,105    10,915,069                   (2,902,979)       108,307      8,120,397

Comprehensive Income:
Net income                                                     $   373,242        373,242                       373,242
Unrealized losses on securities,
  net of tax of $139,860                                        (  198,985)                   (  198,985)    (  198,985)
Reclassification adjustment
 for gains included in net
 income, net of tax of $8,258                                   (   11,883)                   (   11,883)    (   11,883)
                                                               -----------

Comprehensive Income                                           $   162,374
                                                               ===========
                                   -----------   -----------                  -----------    -----------    -----------

Balance at December 31, 2003       $ 1,155,105   $10,915,069                  $(2,529,737)   $(  102,561)   $ 8,282,771
                                   ===========   ===========                  ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                               SERVICE 1ST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002

                                                                             2003            2002
                                                                         ------------    ------------
Cash flows from operating activities:
   Net income                                                            $    373,242    $    219,153
   Adjustments to reconcile net income to net cash
      provided by operating activities:

         Provision for loan losses                                            250,000         193,000

         Depreciation                                                         172,319         209,139
         Gain on sale of securities                                           (20,141)    (    48,391)
         Gain on sale of loans                                            (   238,160)    (   175,839)
         Amortization and accretion on securities                             566,713         218,697
         Increase in accrued interest                                     (   214,488)    (    99,578)
         Increase in other assets                                         (   291,190)    (   193,097)
         Increase in accrued expenses and other liabilities               (   164,714)        150,934
                                                                         ------------    ------------

         Net cash provided by operating activities                            433,581         474,018

Cash flows from investing activities:
   Purchases of securities available for sale                             (56,851,387)    (71,295,739)
   Proceeds from sales of securities available for sale                     4,087,407       8,124,894
   Proceeds from maturities and calls of securities available for sale     31,201,766      54,699,309
   Purchases of securities held to maturity                               (   605,119)    ( 1,209,584)
   Proceeds from maturities and calls of securities held to maturity        1,659,233       2,318,231
   Increase in loans                                                      (11,120,111)    (15,725,185)
   Proceeds from sales of loans                                             2,901,471       2,546,526
   Purchase of Bank Owned Life Insurance                                  ( 2,194,000)             --
   Purchases of premises and equipment                                    (   105,718)    (   113,649)
                                                                         ------------    ------------

         Net cash used by investing activities                            (31,026,458)    (20,655,197)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings          20,299,521      18,647,831
   Net increase in time deposits                                            6,600,132      10,432,703
   Net change in other borrowings                                             248,061     ( 2,500,000)
                                                                         ------------    ------------

         Net cash from financing activities                                27,147,714      26,580,534
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                      ( 3,445,163)      6,399,355

Cash and cash equivalents at beginning of year                             10,084,700       3,685,345
                                                                         ------------    ------------

Cash and cash equivalents at end of year                                 $  6,639,537    $ 10,084,700
                                                                         ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                              $  1,550,306    $  1,207,436
   Income taxes                                                          $      1,600    $        800

 The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of consolidation
---------------------------

The financial statements include the accounts of Service 1st Bancorp and its subsidiary, Service 1st Bank ("the Bank"), collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of operations
--------------------

The Company has been organized as a single operating segment and operates full-service branch offices in Stockton and Tracy, California as well as a loan production office in Castro Valley, California. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

Use of estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers cash, due from banks, certificates of deposit with maturities of three months or less and federal funds sold to be cash equivalents.

Securities available for sale
-----------------------------

Available-for-sale securities consist of bonds, notes, short-term mutual funds, commercial paper and debentures not classified as trading securities or held-to-maturity securities. These securities are carried at estimated fair value with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity, accumulated other comprehensive income, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Loans
-----

Loans are reported at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans. Deferred loan origination fee income and direct loan origination costs are amortized to interest income over the life of the loan using the interest method. Interest on loans is accrued to income daily based upon the outstanding principal balances.

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on such loans is discontinued when there exists a reasonable doubt as to the full and timely collection of either principal or interest or when principal or interest is past due 90 days, based on the contractual terms of the loan. Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Allowance for loan losses
-------------------------

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

Premises and equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line basis. The estimated lives used in determining depreciation are:

Equipment                                             3 - 5 years
Furniture and fixtures                                5 - 7 years
Leasehold improvements                                5 - 15 years

Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. The straight-line method of depreciation is followed for all assets for financial reporting purposes, but accelerated methods are used for tax purposes. Deferred income taxes have been provided for the resulting temporary differences.

                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


Advertising Costs
-----------------

The Company expenses the costs of advertising in the year incurred.

Income taxes
------------

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be covered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Earnings per shares (EPS)
-------------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Weighted average shares outstanding used in the computation of basic earning per share were 1,155,105 in 2003 and 2002. Weighted average shares outstanding used in the computation of diluted earning per share were 1,183,345 in 2003. During 2002, common stock equivalents were not dilutive.

Comprehensive income
--------------------

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income and its components. Included in accumulated other comprehensive income at December 31, 2003 is unrealized loss on investment securities available for sale of $174,604, less taxes of $72,043. Included in accumulated other comprehensive income at December 31, 2002 is unrealized gain on investment securities available for sale of $184,382, less taxes of $76,075.

Financial instruments
---------------------

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note
9. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair values of financial instruments
------------------------------------

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

Reclassifications
-----------------

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Stock based compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities to continue to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock.

The exercise price of each option is greater than or equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                                  2003           2002
                                                               -----------    -----------
Net Income :
   As Reported                                                 $   373,242    $   219,153
   Stock-Based Compensation using the Intrinsic Value Method            --             --
   Stock-Based Compensation that would have been reported
       using the Fair Value Method of SFAS 123                  (   91,748)    (  130,711)
                                                               -----------    -----------

   Pro Forma                                                   $   281,494    $    88,442
                                                               ===========    ===========

Net income per share - basic
   As reported                                                 $      0.32    $      0.19
   Pro forma                                                   $      0.24    $      0.08

Net income per share - diluted
   As reported                                                 $      0.32    $      0.19
   Pro forma                                                   $      0.24    $      0.08

                           December 31, 2003 and 2002


NOTE 2 - CASH AND DUE FROM BANKS
--------------------------------

Cash and due from banks includes balances with the Federal Reserve and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company's deposit liabilities. In addition, the Federal Reserve requires the Company to maintain a certain minimum balance at all times.

The Company maintains amounts due from banks, which exceed federally insured limits. The Company has not experienced any losses in such accounts.


NOTE 3 - SECURITIES
-------------------

The amortized cost and estimated fair values of securities as of December 31, 2003 are as follows:

                                                         Gross           Gross         Estimated
                                        Amortized      Unrealized      Unrealized        Fair
                                           Cost          Gains           Losses          Value
                                       ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies             $ 23,242,829   $     55,351    $(   199,082)   $ 23,099,098
  State and Political Subdivisions          374,732         15,059              --         389,791
  Asset-Backed Securities                 4,572,272         37,874     (     1,304)      4,608,842
  Mortgage-Backed Securities             17,444,883         41,398     (   123,900)     17,362,381
                                       ------------   ------------    ------------    ------------

                                       $ 45,634,716   $    149,682    $(   324,286)   $ 45,460,112
                                       ============   ============    ============    ============
Held-to-Maturity Securities:
  U.S. Government Agencies             $    601,682   $        204    $(     3,521)   $    598,365
  Asset-Backed Securities                   566,754          9,495              --         576,249
  Mortgage-Backed Securities                490,797         15,840     (     1,250)        505,387
                                       ------------   ------------    ------------    ------------

                                       $  1,659,233   $     25,539    $(     4,771)   $  1,680,001
                                       ============   ============    ============    ============

One of the Company's available-for sale mortgage-backed securities has been in an unrealized loss position for over twelve months. This security had a carrying value of $103,371 as of December 31, 2003. Unrealized losses on this security have declined from $2,059 at December 31, 2002 to $1,774 as of December 31, 2003.

                           December 31, 2003 and 2002


NOTE 3 - SECURITIES - CONTINUED
-------------------------------

The scheduled maturities of securities available-for-sale as of December 31, 2003 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Available for Sale           Held to Maturity
                                  -------------------------   -------------------------
                                   Amortized       Fair        Amortized       Fair
                                     Cost          Value         Cost          Value
                                  -----------   -----------   -----------   -----------
Due in one year or less           $        --   $        --   $        --   $        --
Due from one year to five years     7,717,179     7,732,897            --            --
Due from five year to ten years    13,957,846    13,802,449       686,345       683,308
Ten years and over                  6,514,808     6,562,385       482,091       491,306
Mortgage-backed securities         17,444,883    17,362,381       490,797       505,387
                                  -----------   -----------   -----------   -----------

                                  $45,634,716   $45,460,112   $ 1,659,233   $ 1,680,001
                                  ===========   ===========   ===========   ===========

Proceeds from the sale of available-for-sale securities were $4,087,408 for 2003. Gross gains of $24,142 were realized on sales of securities during 2003.

Securities carried at approximately $16,779,000 and $6,760,000 at December 31, 2003 and 2002, respectively, were pledged to secure deposits of public funds and borrowing arrangements.

                           December 31, 2003 and 2002


NOTE 3 - SECURITIES - CONTINUED
-------------------------------

The amortized cost and estimated fair values of securities as of December 31, 2002 are as follows:

                                                        Gross           Gross         Estimated
                                       Amortized      Unrealized      Unrealized        Fair
                                          Cost          Gains           Losses          Value
                                      ------------   ------------    ------------    ------------
Available-for-Sale Securities:
   U.S. Government Agencies           $  7,114,164   $     30,854    $(     9,321)   $  7,135,697
   State and Political Subdivisions        594,693         35,383              --         630,076
   Short-Term Mutual Funds               2,215,855          1,566              --       2,217,421
   Asset-Backed Securities               5,300,433         54,988     (     2,101)      5,353,320
   Mortgage-Backed Securities            9,431,531         82,278     (     9,265)      9,504,544
                                      ------------   ------------    ------------    ------------

                                      $ 24,656,676   $    205,069    $(    20,687)   $ 24,841,058
                                      ============   ============    ============    ============
Held-to-Maturity Securities:
   U.S. Government Agencies           $    160,307   $         --    $(    15,550)   $    144,757
   Asset-Backed Securities                 973,887         39,124              --       1,013,011
   Mortgage-Backed Securities            1,474,640         53,035              --       1,527,675
                                      ------------   ------------    ------------    ------------
                                      $  2,608,834   $     92,159    $(    15,550)   $  2,685,443
                                      ============   ============    ============    ============

Proceeds from the sale of available-for-sale securities were $8,124,894 for 2002. Gross gains of $48,391 were realized on sales of securities during 2002.

                           December 31, 2003 and 2002


NOTE 4 - LOANS
--------------

The Company's customers are primarily located in San Joaquin County. Approximately 70% of the Company's loans are for real estate and construction and approximately 21% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 6%. Generally, real estate loans are collateralized by real property while commercial and other loans are collaterized by funds on deposit, business or personal assets.

Loans at December 31, 2003 and 2002 consisted of the following:

                                                     2003              2002
                                                 ------------      ------------

Construction and land development loans          $ 11,006,774      $  8,404,271
Real estate loans                                  26,557,578        20,949,123
Commercial loans                                   11,325,842        10,868,411
Agricultural loans                                  2,869,187         2,978,028
Consumer loans                                      1,785,920         1,834,207
                                                 ------------      ------------
                                                   53,545,301        45,034,040
Deferred loan fees and costs, net                 (   206,893)      (   142,432)
Allowance for loan losses                         (   838,000)      (   598,000)
                                                 ------------      ------------

                                                 $ 52,500,408      $ 44,293,608
                                                 ============      ============

A summary of activity in the allowance for loan losses is as follows:

                                                     2003              2002
                                                 ------------      ------------

Balance, beginning of year                       $    598,000      $    405,000
Provision for loan losses                             250,000           193,000
                                                 ------------      ------------
                                                      848,000           598,000
Less charge-offs                                  (    10,000)               --
                                                 ------------      ------------

Balance, end of year                             $    838,000      $    598,000
                                                 ============      ============

                           December 31, 2003 and 2002


NOTE 4 - LOANS - CONTINUED
--------------------------

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

 Loans at December 31, 2003 and 2002 consisted of the following:

                                                            2003         2002
                                                         ----------   ----------

Recorded Investment in Impaired Loans                    $  699,000   $       --
Related Allowance for Loan Losses                        $   19,000   $       --
Average Recorded Investment in Impaired Loans            $1,022,000   $       --
Interest Income Recognized for Cash Payments             $   75,000   $       --
Total Loan on Nonaccrual                                 $  699,000   $       --
Total Loans Past Due 90 Days or More and Still Accruing  $       --   $       --

At December 31, 2003 and 2002, the company was servicing approximately $2,687,000 and $2,268,000, respectively, in SBA loans previously sold. The Bank has recorded servicing assets related to these loans totaling $93,184 and $46,836 at December 31, 2003 and 2002, respectively. The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2003 and 2002.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The company had interest-only strips totaling $70,496 and $20,946 at December 31, 2003 and 2002, respectively, which approximated fair value.

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

Major classifications of premises and equipment are summarized as follows:

                                                        2003           2002
                                                     -----------    -----------

Leasehold improvements                               $   524,497    $   524,497
Furniture, fixtures and equipment                        915,331        833,024
                                                     -----------    -----------
                                                       1,439,828      1,357,521

Less accumulated depreciation and amortization        (  722,302)    (  573,394)
                                                     -----------    -----------

                                                     $   717,526    $   784,127
                                                     ===========    ===========

Depreciation expense on premises and equipment was $172,320 and $209,139 for the years ended December 31, 2003 and 2002, respectively.

                           December 31, 2003 and 2002


The Company leases its premises under noncancelable operating leases with initial terms expiring in 2007 and 2009. Certain of these contain renewal options and escalation clauses that provide for increased lease payments. The Company recognized rent expense, including common area costs and equipment rentals, of $206,634 and $196,150 in 2003 and 2002, respectively.

The future minimum commitments under these operating leases are as follows:

                            2004                    $   225,201
                            2005                        220,095
                            2006                        220,153
                            2007                        151,828
                            2008                        141,022
                      Thereafter                        107,848
                                                    -----------
                                                    $ 1,066,147
                                                    ===========

NOTE 6 - TIME DEPOSITS
----------------------

Time deposits issued and their remaining maturities as of December 31, 2003 are as follows:

              2004                                  $ 13,877,250
              2005 through 2006                        2,396,094
              2007 through 2008                       10,641,895
                                                    ------------
              Total                                 $ 26,915,239
                                                    ============

NOTE 7 - BORROWING ARRANGEMENTS
-------------------------------

The Company has unsecured borrowing lines with correspondent banks totaling $9,000,000 and secured borrowing lines totaling $2,700,000. Management uses these borrowing lines for short-term funding needs and usually repays the lines within a week. The interest rate charged on these lines is approximately the prevailing federal funds rate plus 20 to 100 basis points. As of December 31, 2003, the Company had borrowed $248,061 under these lines. The 2003 advances were repaid in early 2004. As of December 31, 2002, there were no balances outstanding on these lines.

NOTE 8 - INCOME TAXES
---------------------

Income taxes included in the consolidated statements of income consist of the following:

                                                        2003            2002
                                                     ----------      ----------
Current:
   Federal                                           $       --      $       --
   State                                                  1,600          13,800
                                                     ----------      ----------
                                                          1,600          13,800

Deferred                                                     --       (  13,000)
                                                     ----------      ----------
                                                     $    1,600      $      800
                                                     ==========      ==========

                           December 31, 2003 and 2002


NOTE 8 - INCOME TAXES - CONTINUED
---------------------------------

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                        2003                         2002
                              ------------------------     ------------------------
                                Amount         Rate          Amount         Rate
                              ----------    ----------     ----------    ----------
Statutory federal tax         $  127,000          34.0%    $   75,000          34.0%
State franchise tax, net of
federal benefit                   10,000           3.0%        10,000           5.0%
Reduction in valuation
allowance                      ( 118,000)        (32.0%)    (  83,000)        (38.0%)
Nontaxable life insurance
earnings                       (  15,000)         (4.0%)           --            --
Other items, net               (   2,400)         (1.0%)    (   1,200)         (1.0%)
                              ----------    ----------     ----------    ----------
Actual tax expense            $    1,600            --     $      800            --
                              ==========    ==========     ==========    ==========

Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. The Company's deferred tax assets, liabilities and corresponding valuation allowance consist of the following:

                                                       2003            2002
                                                    -----------     -----------
Deferred tax assets:
   Allowance for loan losses                        $   308,000     $   205,000
   Organization and start up costs                       68,000         149,000
   Net operating loss carryforward                      868,000         906,000
   Unrealized loss on investment securities              72,000              --
   Other items                                           34,000           5,000
                                                    -----------     -----------
                                                      1,350,000       1,265,000

Deferred tax liabilities:
   Accrual to cash                                   (  174,000)     (   43,000)
   Unrealized gain on investment securities                  --      (   76,000)
                                                    -----------     -----------
                                                     (  174,000)     (  119,000)
Total deferred income tax asset                       1,176,000       1,146,000

Valuation allowance                                  (1,089,000)     (1,207,000)
                                                    -----------     -----------

Net deferred income tax liability                   $    87,000     $(   61,000)
                                                    ===========     ===========

The amounts above include a valuation allowance relating to tax assets for net operating loss carryforwards and other future deductible items, which may not be utilized. The Company has net operating loss carryforwards of approximately $2.0 million for federal and $2.5 million for state income tax purposes. Net operating loss carryforwards will expire in 2021 for federal income tax purposes and in 2013 for state income tax purposes, if not previously utilized. Utilization of California net operating losses has been suspended until 2004.

                           December 31, 2003 and 2002


NOTE 9 - FINANCIAL INSTRUMENTS
------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitment to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments at December 31, 2003 and 2002 whose contract amounts represent credit risk:

                                                     2003               2002
                                                  -----------        -----------
Undisbursed loan commitments                      $20,421,000        $12,351,000
Standby letters of credit                             137,000                 --
                                                  -----------        -----------
                                                  $20,558,000        $12,351,000
                                                  ===========        ===========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

In the ordinary course of business, the Company has granted loans to certain officers and directors and the companies with which they are associated. In the Company's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons. The following is a summary of the activity in these loans:

                                                      2003             2002
                                                   -----------      -----------
Balance at the beginning of the year               $ 1,923,000      $ 3,618,000
New loans and renewals                               1,697,000          746,000
Repayments and renewals                             (1,822,000)      (2,441,000)
                                                   -----------      -----------

Balance at the end of the year                     $ 1,798,000      $ 1,923,000
                                                   ===========      ===========

Also in the ordinary course of business, certain officers, directors, shareholders, and employees of the Company have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2003 was approximately $3,096,000.

                           December 31, 2003 and 2002


NOTE 11 - COMPANY SAVINGS PLAN
------------------------------

In October 2001, the Company elected to establish a deferred compensation plan for those employees employed as of this date or for all employees who have completed at least 1,000 hours of service during a twelve consecutive month period. The employees may defer a portion of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 2003 and 2002, the Company did not make any contributions to the plan.

NOTE 12 - STOCK OPTION PLAN
---------------------------

During 1999, the Company's Board of Directors approved a fixed stock option plan under which incentive and non-qualified stock options may be granted to key, full-time salaried officers, employees and directors of the Company. The shares of stock initially subject to options authorized to be granted under the Plan consist of 252,000 shares of the authorized and unissued common stock of the Company. All options are granted at an exercise price equal to the fair market value of the shares on the date of grant and have an exercise period of not longer than ten years from the date of grant. The Plan was ratified by the shareholders at the Company's annual meeting in May 2001. These options vest equally over a three-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002: no expected dividends; a volatility rate of zero; risk-free interest rates of 3.75%; and an expected life of 5 years.

A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2003 and 2002 is presented below:

                                                2003                         2002
                                     --------------------------   --------------------------
                                                     Weighted-                    Weighted-
                                                     Average                      Average
                                                     Exercise                     Exercise
                                       Shares          Price        Shares          Price
                                     -----------    -----------   -----------    -----------
Outstanding at beginning of year         179,550    $      9.44       170,625    $      9.47

Granted                                       --                       15,750    $      9.05

Forfeited                               (  2,625)   $      9.52      (  6,825)   $      9.41
                                     -----------                  -----------

Outstanding at end of year               176,925    $      9.43       179,550    $      9.44
                                     ===========                  ===========

Options exercisable at year end          160,475    $      9.47       133,349    $      9.50

Weighted-average fair value of
   options granted during the year           N/A                  $      1.52

                           December 31, 2003 and 2002


NOTE 12 - STOCK OPTION PLAN - CONTINUED
---------------------------------------

                                    Options                                        Options
                                  Outstanding                                    Exercisable
               ------------------------------------------------      ---------------------------------
                                   Weighted-          Weighted-                              Weighted-
                                    Average            Average                                Average
  Exercise        Number           Remaining           Exercise        Number                 Exercise
   Price       Outstanding            Life              Price        Exercisable               Price
 ---------     -----------         ----------         ---------      -----------             ---------
 $    9.05          33,600         7.75 years         $   9.05            17,150             $   9.05
 $    9.52         143,325         6.20 years         $   9.52           143,325             $   9.52
               -----------                                           -----------

                   176,925         6.50 years         $   9.43           160,475             $   9.47
               ===========                                           ===========

NOTE 13 - DEFERRED COMPENSATION AGREEMENTS
------------------------------------------

During 2003, the Company entered into deferred compensation agreements with certain executive officers. Under these agreements, the Company is obligated to provide, upon retirement, annual benefit for the officers ranging from $40,000 to $75,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the year ended December 31, 2003 totaled $86,291. The Company is a beneficiary of the life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE 14 - RESTRICTION ON RETAINED EARNINGS
------------------------------------------

With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE 15 - REGULATORY MATTERS
----------------------------

The Company (on a consolidate basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                           December 31, 2003 and 2002


NOTE 15 - REGULATORY MATTERS - CONTINUED
----------------------------------------

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject. There are no events or conditions since notification that management believes have changed the Company's and the Bank's category.

The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Company's and the Bank's actual capital amounts and ratios are presented in the following table(dollar amounts are in thousands).

                                                                                                     To be well-
                                                                             For capital          capitalized under
                                                                              adequacy            prompt corrective
                                                     Actual                   purposes            action provisions
                                               --------------------       -----------------       ------------------
                                               Amount       Ratio         Amount    Ratio         Amount      Ratio
                                               -------     --------       -------  --------       -------    -------
As of December 31, 2003:

Company:
  Total capital (to risk weighted assets)      $ 9,214         13.0%      $ 5,686       8.0%          N/A        N/A
  Tier 1 capital (to risk weighted assets)     $ 8,376         11.8%      $ 2,843       4.0%          N/A        N/A
  Tier 1 capital (to average assets)           $ 8,376          7.4%      $ 4,541       4.0%          N/A        N/A
Bank:
  Total capital (to risk weighted assets)      $ 9,182         12.9%      $ 5,686       8.0%      $ 7,107      10.0%
  Tier 1 capital (to risk weighted assets)     $ 8,344         11.7%      $ 2,843       4.0%      $ 4,264       6.0%
  Tier 1 capital (to average assets)           $ 8,344          7.4%      $ 4,541       4.0%      $ 5,677       5.0%

As of December 31, 2002:

Bank:
  Total capital (to risk weighted assets)      $ 8,610         15.1%      $ 4,554       8.0%      $ 5,693      10.0%
  Tier 1 capital (to risk weighted assets)     $ 8,012         14.1%      $ 2,277       4.0%      $ 3,416       6.0%
  Tier 1 capital (to average assets)           $ 8,012         10.0%      $ 3,197       4.0%      $ 3,996       5.0%

                           December 31, 2003 and 2002


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets
----------------

The carrying amounts of cash, short-term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value. Short-term investments include federal funds sold, securities purchased under agreements to resell, commercial paper and interest bearing deposits with Banks. The fair values of investment securities, including available-for-sale, are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities
---------------------

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long-term debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments
---------------------------------------

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                           December 31, 2003 and 2002


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED
---------------------------------------------------------

The estimated fair value of financial instruments is summarized as follows:
(dollar amounts in thousands)

                                                              December 31,
                                            -------------------------------------------------
                                                      2003                      2002
                                            -----------------------   -----------------------
                                             Carrying      Fair        Carrying       Fair
                                              Value        Value        Value         Value
                                            ----------   ----------   ----------   ----------
Financial Assets:
   Cash and due from banks                  $    6,485   $    6,485   $    4,814   $    4,814
   Federal funds sold                              155          155        5,270        5,270
   Investment securities                        47,119       47,140       27,450       27,526
   Loans, net                                   52,500       52,560       44,294       44,344

   Cash surrender value of life insurance        2,233        2,233           --           --

   Accrued interest receivable                     572          572          357          357

Financial Liabilities:
   Deposits                                    101,621      102,491       74,721       75,188

   Other borrowings                                248          248           --           --

   Accrued interest and other liabilities          376          376          465          465


NOTE 17 - FORMATION OF SERVICE 1ST BANCORP
------------------------------------------

On June 26, 2003, Service 1st Bancorp acquired Service 1st Bank by issuing 1,155,105 shares of common stock in exchange for the surrender of all outstanding shares of the Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for like a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Service 1st Bancorp has no significant business activity other than its investment in Service 1st Bank. Accordingly, no separate financial information on the Company is provided.


NOTE 18 - SUBSEQUENT EVENT
--------------------------

On February 27, 2004, the Company declared a 5% stock dividend to shareholders of record on March 10, 2004. The dividend will be payable on April 12, 2004. Each shareholder entitled to the dividend will receive a stock certificate equal to 5% of the shares held by the shareholder on the record date rounded down to the nearest whole share with fractional shares paid in cash.

All of the per share data in the financial statements have been retroactively adjusted to reflect the 5% stock dividend.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in the 1934 Securities and Exchange Act ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this annual report on Form 10-KSB. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


Changes in Internal Controls

An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The information required by Item 9 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

The information required by Item 11 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)(1)  Financial Statements. Listed and included in Part II, Item 7.
                  --------------------

             (3)  Exhibits
                  --------

                  (2.1) Plan of Reorganization and Merger Agreement (included in Annex A) incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (3.1) Articles of Incorporation incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244 filed with the Securities and Exchange Commission on April 1, 2003.

                  (3.2) Bylaws incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (4.1) Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from Registrant's Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2003.

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

                  (10.8)* John O. Brooks Employment Agreement dated November 1, 2000, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.9)* Robert E. Bloch Employment Letter dated February 26, 2001, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.10) Dennis A. Reed (Senior Vice President/Senior Real Estate Officer) Employment Agreement dated January 22, 2002, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.11) John A. Montalbo (Senior Vice President/SBA Department Manager) Employment Agreement dated March 18, 2002, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.12)* Bryan R. Hyzdu Severance Agreement dated November 1,
                           2002 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-1-4244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.13) Lease agreement dated March 27, 2003, related to 3533 Jamison Way, Castro Valley, California 94546.

                  (10.14)* John O. Brooks Salary Continuation Agreement dated
                           September 10, 2003.

                  (10.15)* Bryan R. Hyzdu Salary Continuation Agreement dated
                           September 10, 2003.

                  (10.16)* Robert E. Bloch Salary Continuation Agreement dated
                           September 10, 2003.

                  (10.17)* Patrick Carman Salary Continuation Agreement dated
                           September 10, 2003.

                  (14.1)   Code of Ethics.

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

          (b)     Reports on form 8-K
                  On October 28, 2003, Registrant filed a Report on Form 8-K announcing third quarter earnings.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SERVICE 1ST BANCORP

Date: March 25, 2004                         By: /s/ JOHN O. BROOKS
                                                 -------------------------------
                                                 John O. Brooks,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date: March 25, 2004                         By: /s/ ROBERT E. BLOCH
                                                 -------------------------------
                                                 Robert E. Bloch
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                           Title                  Date
--------------------------------         -------------         ----------------


/s/ JOHN O. BROOKS                          Chairman            March 25, 2004
--------------------------------
John O. Brooks


/s/ EUGENE C. GINI                          Director            March 25, 2004
--------------------------------
Eugene C. Gini


/s/ BRYAN R. HYZDU                          Director            March 25, 2004
--------------------------------
Bryan R. Hyzdu


/s/ ROBERT D. LAWRENCE                      Director            March 25, 2004
--------------------------------
Robert D. Lawrence


/s/ FRANCES C. MIZUNO                       Director            March 25, 2004
--------------------------------
Frances C. Mizuno


/s/ RICHARD R. PAULSEN                      Director            March 25, 2004
--------------------------------
Richard R. Paulsen

/s/ GARY A. PODESTO                         Director            March 25, 2004
--------------------------------
Gary A. Podesto


/s/ TONI MARIE RAYMUS                       Director            March 25, 2004
--------------------------------
Toni Marie Raymus


/s/ MICHAEL K. REPETTO                      Director            March 25, 2004
--------------------------------
Michael K. Repetto


/s/ ANTHONY F. SOUZA                        Director            March 25, 2004
--------------------------------
Anthony F. Souza


/s/ ALBERT VAN VELDHUIZEN                   Director            March 25, 2004
--------------------------------
Albert Van Veldhuizen


/s/ DONALD L. WALTERS                       Director            March 25, 2004
--------------------------------
Donald L. Walters

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                              Sequential
Number                                Description                    Page Number
------                                -----------                    -----------

10.13          Lease agreement dated March 27, 2003, related                 68
               to 3533 Jamison Way, Castro Valley, California 94546.

10.14          John O. Brooks Salary Continuation Agreement dated            81
               September 10, 2003.

10.15          Bryan R. Hyzdu Salary Continuation Agreement dated            95
               September 10, 2003.

10.16          Robert E. Bloch Salary Continuation Agreement dated          109
               September 10, 2003.

10.17          Patrick E. Carman Salary Continuation Agreement dated        122
               September 10, 2003.

14.1           Code of Ethics.                                              136

31.1           Certification of Chief Executive Officer pursuant            138
               to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant            139
               to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Service 1st Bancorp by its Chief            140
               Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.