Form 10QSB
period 2004-03-31
SERVICE 1ST BANCORP
filed 2004-05-17
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

         For the Transition Period from _________ to _________

                          Commission File No. 000-50323

                               SERVICE 1st BANCORP
         --------------------------------------------------------------
         (Exact Name of Small Business Issuer specified in its Charter)

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

(209) 956-7800
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

                                      None
   ---------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   No par value Common Stock - 1,155,105 shares outstanding as of May 12, 2003


The Index to Exhibits is located on page 22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                    03/31/04         12/31/03
                                                       -------------    -------------
Cash & due from banks                                  $   4,549,633    $   6,484,537
Fed Funds sold                                             6,976,215          155,000
                                                       -------------    -------------
   Cash and cash equivalents                              11,525,848        6,639,537


Securities available-for-sale                             53,617,910       45,460,112
Securities held-to-maturity                                  931,679        1,659,233

Loans, net                                                58,655,788       52,500,408

Bank premises and equipment, net                             690,237          717,526
Bank owned life insurance                                  2,256,473        2,233,046
Accrued interest and other assets                          1,696,398        1,317,914

                                                       -------------    -------------
Total assets                                           $ 129,374,333    $ 110,527,776
                                                       =============    =============


LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                             $  20,599,029    $  13,588,553
   Interest-bearing DDA                                   61,349,707       45,709,526
   Money market deposit accounts                           8,825,677       11,572,827
   Savings accounts                                        3,589,517        3,834,932
   Certificates of deposit                                25,573,414       26,915,239
                                                       -------------    -------------
      Total deposits                                     119,937,344      101,621,077
Other borrowings                                              98,148          248,061
Other liabilities                                            589,773          375,867
                                                       -------------    -------------

      Total liabilities                                  120,625,265      102,245,005

Shareholders' equity:
   Common stock                                           10,915,069       10,915,069
   Accumulated deficit                                    (2,260,979)      (2,529,737)
   Accumulated other comprehensive income net of tax          94,978         (102,561)
                                                       -------------    -------------
      Total shareholders' equity                           8,749,068        8,282,771
                                                       -------------    -------------
      Total liabilities and shareholders' equity       $ 129,374,333    $ 110,527,776
                                                       =============    =============

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                      For the three months ended
                                                     ---------------------------
                                                       03/31/04       03/31/03
                                                     ------------   ------------

Interest income:
   Interest & fees on loans                          $    971,539   $    852,886
   Interest on investments                                432,834        205,047
   Interest on federal funds sold                           8,088         16,485
                                                     ------------   ------------
      Total interest income                             1,412,461      1,074,418

Interest expense:
   Interest expense on deposits                           428,688        371,390
Interest on borrowings                                        183            256
                                                     ------------   ------------
                                                          428,871        371,646
                                                     ------------   ------------

Net interest income before provision for loan losses      983,590        702,772

Provision for loan losses                                  35,000         20,000
                                                     ------------   ------------

Net interest income after provision for loan losses       948,590        682,772

Gain on sale of securities                                  9,774          4,544

Other income                                              278,766         77,329

General & administrative expenses:
   Salaries & benefits                                    537,318        404,801
   Occupancy & equipment                                  133,623        125,376
   Other operating                                        297,431        189,992
                                                     ------------   ------------
      Total G & A expenses                                968,372        720,169
                                                     ------------   ------------

Income before income taxes                                268,758         44,476
Income taxes                                                   --             --
                                                     ------------   ------------

   Net income                                        $    268,758   $     44,476
                                                     ============   ============

Net income per share - basic                         $       0.23   $       0.04
                                                     ============   ============

Net income per share - diluted                       $       0.22   $       0.04
                                                     ============   ============

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Accumulated
                                                     Common Stock                                          Other          Total
                                               -------------------------  Comprehensive   Accumulated   Comprehensive  Shareholders'
                                                 Shares        Amount        Income         Deficit        Income         Equity
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance January 1, 2003                          1,155,105   $10,915,069                  $(2,902,979)   $   108,307    $ 8,120,397


Comprehensive income
Net income                                                                 $   373,242        373,242             --        373,242
Unrealized losses on securities
 net of taxes of $139,860                                                     (198,985)            --       (198,985)      (198,985)
   Reclassifacation adjustment
 adjustment for  gains included in net loss,
 net of tax of $8,258                                                          (11,883)            --        (11,883)       (11,883)
                                                                           -----------

                                                                           -----------
Comprehensive income                                                       $   162,374
                                                                           ===========

                                               -----------   -----------                  -----------    -----------    -----------
Balance December 31, 2003                        1,155,105    10,915,069                   (2,529,737)      (102,561)     8,282,771


Comprehensive income
Net income                                                                 $   268,758        268,758                       268,758
Unrealized gains on securities
 net of taxes of $138,757                                                      197,539                       197,539        197,539
                                                                           -----------
Comprehensive income                                                       $   466,297
                                                                           ===========

                                               -----------   -----------                  -----------    -----------    -----------
Balances March 31, 2004                          1,155,105   $10,915,069                  $(2,260,979)   $    94,978    $ 8,749,068
                                               ===========   ===========                  ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the years ended
                                                                                ----------------------------
                                                                                 3/31/2004       3/31/2003
                                                                                ------------    ------------
Operating activities:
Net income                                                                           268,758    $    153,387
Adjustments to reconcile net income to net cash
from operating activities:
 Provision for loan losses                                                            35,000         118,000
 Depreciation                                                                         44,505         158,479
 Amortization and accretion on securities                                            112,924          97,067
 Gain on sale of securities, net                                                      (9,774)        (18,348)
 Increase in accrued interest                                                        (28,168)        (41,781)
 Increase in other assets                                                           (283,602)        (81,067)
 Increase in accrued expenses and other liabilities                                  141,863          70,700
                                                                                ------------    ------------

 Net cash provided by operating activities                                           281,506         456,437

Investing activities:
Purchases of securities available-for-sale                                       (20,558,056)    (57,491,103)
Purchase of securities held-to-maturity                                                   --      (1,209,854)
Proceeds from sales of available-for-sale securities                               1,004,930       4,263,750
Proceeds from payments, maturities and calls of available-for-sale securities     11,498,373      45,721,800
Proceeds from payments, maturities and calls of held-to-maturity securities          724,227       1,649,878
Net increase in loans                                                             (6,190,380)    (12,127,879)
Purchase Bank Owned Life Insurance                                                   (23,427)
Purchases of premises and equipment                                                  (17,216)        (43,084)
                                                                                ------------    ------------

 Net cash used by investing activities                                           (13,561,549)    (19,236,492)

Financing activities:
Net increase in demand and interest-bearing
deposits, and savings                                                             19,658,092      17,971,089
Net increase in time deposits                                                     (1,341,825)      8,375,485
Net change in borrowings                                                            (149,913)     (2,500,000)
                                                                                ------------    ------------

 Net cash provided by financing activities                                        18,166,354      23,846,574
                                                                                ------------    ------------

Net increase in cash and cash equivalents                                          4,886,311       5,066,519

Cash and cash equivalents at beginning of period                                   6,639,537       3,685,345

                                                                                ------------    ------------
Cash and cash equivalents at end of period                                        11,525,848    $  8,751,864
                                                                                ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                                                             374,037         334,496
Income taxes                                                                           1,600              --

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENT

NOTE 1:  BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals ) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and the Company's income statements for the three months ended March 31, 2004 and 2003, and the statement of cash flows for the three months ended March 31, 2004 and 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The balance sheet as of December 31, 2003, has been derived from the audited balance sheet as of that date.


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

                                                             For the three months ended
                                                            ----------------------------
                                                              03/31/04        03/31/03
                                                            ------------    ------------
Net Income:
As reported                                                 $    268,758    $     44,476
Stock-Based Compensation using the Intrinsic Value Method
Stock-Based Compensation that would have been reported
  using the Fair Value Method of SFAS No. 123                     (2,689)        (25,087)
                                                            ------------    ------------

Pro Forma                                                   $    266,069    $     19,389
                                                            ============    ============

Net income per share - basic
  As reported                                               $       0.23    $       0.04
  Pro Forma                                                 $       0.23    $       0.02

Net income per share - diluted
  As reported                                               $       0.22    $       0.04
  Pro Forma                                                 $       0.22    $       0.02

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2:  EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of March 31, 2004 and 2003.

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

The amortized cost and fair values of investment securities available-for-sale at March 31, 2004 were:

                                           Amortized      Unrealized      Unrealized        Fair
                                              Cost          Gains           Losses          Value
                                          ------------   ------------    ------------    ------------
Obligations of U.S. Government Agencies   $ 24,280,192   $     96,381    $    (33,199)   $ 24,343,374
State and public subdivisions                  374,848         10,947              --         385,795
Asset backed-securities                      5,533,783         78,512            (256)      5,612,039
Mortgage backed-securities                  23,267,395         69,439         (60,132)     23,276,702
                                          ------------   ------------    ------------    ------------
                                          $ 53,456,218   $    255,279    $    (93,587)   $ 53,617,910
                                          ============   ============    ============    ============



The amortized cost and fair values of investment securities held-to-maturity at March 31, 2004 were:

                                           Amortized      Unrealized      Unrealized        Fair
                                              Cost          Gains           Losses          Value
                                          ------------   ------------    ------------    ------------

Asset backed-securities                   $    436,207   $     11,290    $         --    $    447,497
Mortgage backed-securities                     445,798         17,166            (484)        462,480
Obligations of U.S. Government Agencies         49,674             48              --          49,722
                                          ------------   ------------    ------------    ------------
                                          $    931,679   $     28,504    $       (484)   $    959,699
                                          ============   ============    ============    ============

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Service 1st Bank's customers are primarily located in San Joaquin County. Approximately 69% of the Bank's loans are for real estate and construction loans and approximately 22% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 4% of the loan portfolio with agriculture loans making up the remaining 5%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                                  3/31/2004         12/31/2003
                                                ------------       ------------

Real estate                                     $ 41,218,406       $ 37,564,352
Commercial                                        13,364,865         11,278,955
Agricultural                                       2,968,464          2,869,187
Consumer                                           2,205,122          1,785,920
All other (including overdrafts)                      32,218             46,887
                                                ------------       ------------
                                                  59,789,075         53,545,301
Deferred loan fees and costs                        (260,287)          (206,893)
Allowance for loan losses                           (873,000)          (838,000)
                                                ------------       ------------
Total net loans                                 $ 58,655,788       $ 52,500,408
                                                ============       ============

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-QSB including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts and the war in Iraq; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing compliance problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Quarterly Report and the Annual Report on Form 10-KSB for the year ended December 31, 2003, 2004 quarterly reports on Form 10-QSB, and current reports on Form 8-K should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

         The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 and the Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


Summary of Financial Condition
------------------------------

         The Company's total assets increased 17.0% from December 31, 2003 to March 31, 2004. As of March 31, 2004, total assets were $129,374,333 compared to $110,527,776 as of December 31, 2003. The increase in growth is from increased customer recognition and market acceptance of the Liquid Gold Checking account and Municipal Investment Account.

         Total net loans at March 31, 2004 were $58,655,788 compared to $52,500,408 at December 31, 2003. This represents an increase in net loans of 11.7% from December 31, 2003. The increase in loans represents management's continued success at attracting new loan customers.

         Total investment securities at March 31, 2004 were $54,549,589 compared to $47,119,345 at December 31, 2003. The increase in investments from December 31, 2003 was the result of the $18,316,267 growth in deposits and the origination of an increase in net loans of $6,155,380. Federal Funds at March 31, 2004 were $6,976,215 compared to $155,000 as of December 31, 2003. The large increase in Federal Funds was from an influx of deposits by one of the Company's depositors.

         Total deposits were $119,937,344 at March 31, 2004 compared to $101,621,077 at December 31, 2003. This growth in deposits was primarily an increase in the Bank's Liquid Gold Checking Account and Municipal Investment Account. Liquid Gold Checking Accounts grew to $43,109,020 at March 31, 2004 compared to $34,975,926 at December 31, 2003. The Municipal Investment Account at March 31, 2004 was $16,209,544 compared to $9,050,875 at December 31, 2003.
Noninterest-bearing DDA accounts increased from $13,588,553 at December 31, 2003 to $ 20,599,029 at March 31, 2004. Most of this increase was attributable to one title company customer.

Results of Operations
---------------------

         Net income for the three months ended March 31, 2004 was $268,757 compared to $44,476 for the same period during 2003. Basic net income per share for 2004 was $.23 and diluted net income per share was $.22. The basic and diluted income per share for the first quarter of 2003 was $.04. The favorable improvement in the Company's operations for the three months ended March 31, 2004 reflects the income that the Bank has been able to generate from an increase in loan and investment income, increased fees on deposit accounts, premiums received on loans sold, and loan servicing fees. There were also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

Net Interest Income and Net Interest Margin
-------------------------------------------

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income on the next page.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended March 31, 2004 and 2003..

                                                     March 31, 2004                                   March 31, 2003
                                       --------------------------------------------    --------------------------------------------
                                                                        Average                                         Average
                                          Average        Income/        Yield or          Average        Income/        Yield or
                                          Balance        Expense        Rate Paid         Balance        Expense        Rate Paid
                                       -------------   -------------  -------------    -------------   -------------  -------------
Interest-earning assets:
Investments                            $  49,511,479   $     432,834           3.52%   $  26,231,413   $     205,047           3.17%
Federal funds sold                         3,252,155           8,088           1.00%       5,552,697          16,485           1.20%
Loans (1) (2)                             56,110,355         971,539           6.96%      45,365,886         852,886           7.62%
                                       -------------   -------------                   -------------   -------------
   Total interest-earning assets         108,873,989       1,412,461           5.22%      77,149,996       1,074,418           5.65%

Allowance for possible loan losses          (865,281)                                       (608,667)
Cash and due from banks                    5,658,691                                       5,636,595
Bank premises and equipment                  708,279                                         774,001
Accrued interest receivable                  526,681                                         323,641
Other assets                               3,246,228                                         384,937
                                       -------------                                   -------------
   Total assets                          118,148,587                                   $  83,660,503
                                       =============                                   =============

Interest  Bearing Liabilities:
Demand deposits                        $  52,935,649         205,874           1.56%   $  26,742,668         159,266           2.42%
Savings & money market accounts           14,884,555          32,475           0.88%       9,749,558          28,741           1.20%
Time Deposits                             25,608,574         190,339           2.99%      22,227,485         183,383           3.35%
Other borrowings                             100,947             183           0.73%          74,421             256           1.40%
                                       -------------   -------------                   -------------   -------------
   Total interest-bearing liabilities     93,529,725         428,871           1.84%      58,794,132         371,646           2.56%
                                                       -------------                                   -------------

Non-interest bearing demand deposits      15,954,057                                      16,295,815
Other Liabilities                            378,398                                         411,101
                                       -------------                                   -------------
   Total liabilities                     109,862,180                                      75,501,048
Shareholders' equity                       8,286,407                                       8,159,455
                                       -------------                                   -------------
   Total liabilities and
      shareholders' equity             $ 118,148,587                                   $  83,660,503
                                       =============                                   =============

                                                       -------------                                   -------------
Net interest income                                    $     983,590                                   $     702,772
                                                       =============                                   =============

Net interest margin on average interest earning assets (3)                     3.63%                                           3.69%

1. Average loan balances include average deferred loan fees of $218,780 and $122,455 for the three month periods ending March 31, 2004 and 2003, respectively.
2. Interest on loans includes fees of $33,676 and $42,286 for the three month periods ending March 31, 2004 and 2003, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended March 31, 2004 was $983,590 compared to $702,772 for 2003. Average interest-earning assets for the three months ended March 31, 2004 was $108,873,989 compared to $77,149,996 during the same three months of 2003 The yield earned on average interest-earning assets during the first quarter of 2003 was 5.65% compared to 5.22% during the first quarter of 2004. The average rate paid on interest bearing-liabilities decreased from 2.56% for the first quarter of 2003 to 1.84% during the first quarter of 2003. The decline in rates was a result of the Federal Reserve Bank cutting interest rates over the last two years to stimulate the economy. The lower interest rates caused the yields to decline on new and maturing investments, loans, and Federal Funds sold. Certain of the Company's investment securities contained a call provision, which allowed the issuer of the security to call the security and retire it prior to the maturity date. Total average interest-bearing liabilities for the three months ended March 31, 2004 increased to $93,529,725 from $58,794,132 for the same period of 2003.

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

         Construction loans and other real estate secured loans comprise 68.8% of total loans outstanding at March 31, 2004. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended March 31, 2004 was $35,000 compared to $20,000 during the same quarter of 2003. At March 31, 2004, the allowance for loan losses was $873,000 compared to $838,000 at December 31, 2003. The ratio of allowance for loan losses to gross loans was 1.46% at March 31, 2004 compared to 1.57% at December 31, 2003. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                 For the Quarter Ended March 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
Outstanding Loans:
  Average for the Period                          $ 56,110,355    $ 45,365,886
  End of the Period                               $ 59,789,075    $ 53,545,301
Allowance For Loan Losses:
Balance at Beginning of Year                      $    838,000    $    598,000
Actual Charge-Offs:
  Commercial                                                --              --
  Consumer                                                  --              --
  Real Estate                                               --              --
                                                  ------------    ------------
Total Charge-Offs                                           --              --
Less Recoveries:
  Commercial                                                --              --
  Consumer                                                  --              --
  Real Estate                                               --              --
                                                  ------------    ------------
Total Recoveries                                            --              --
                                                  ------------    ------------
Net Loans Charged-Off                                       --              --
Provision for Loan Losses                               35,000          20,000
                                                  ------------    ------------
Balance at End of Year                            $    873,000    $    618,000
                                                  ============    ============
Ratios:
  Net Loans Charged-Off to Average Loans                     0%              0%
  Allowance for Loan Losses to Total Loans                1.46%           1.57%
  Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                              0%              0%
Net Loans Charged-Off to Provision for Loan
      Losses                                                 0%              0%
Allowance for Loan Losses to Nonperforming
      Loans                                              124.9%              0%


Nonaccrual Loans, Loans Past Due 90 Days and OREO
-------------------------------------------------

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $699,000 at March 31, 2004 and December 31, 2003.

         At March 31, 2004 and December 31, 2003, there were loans totaling $699,000 that were considered impaired or troubled debt restructurings. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2004 or December 31, 2003. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2004 or December 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at March 31, 2004 and December 31, 2003.

Noninterest Income
------------------

         Noninterest income for the three months ended March 31, 2004 was $288,540 compared to $81,873 for the same period during 2003. Service charges and other income for the three months ended March 31, 2004 was $51,976 compared to $25,314 for 2003. The increase in service charges and other income was from the growth in the number of deposit accounts. The Bank offers loans on single family homes through a first party lender. The Bank receives fees for the packaging of the loans provided to the first party lender. The loans are funded by and become assets of the first party lender. The fees on residential first trust deeds during the first quarter of 2004 were $27,991 compared to $21,479 in 2003. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended March 31, 2004 were $152,142 compared to $7,103 during the same period in 2003. The premium on loans sold was $133,714 for the first quarter of 2004. There were no loan sales during the first quarter of 2003.

Noninterest Expense
-------------------

         Salaries and employee benefits for the three months ended March 31, 2004 was $537,318 compared to $404,801 for the three months ended March 31, 2003. In July, 2003, the Company established a retirement plan for certain key executives of the Company. During the three months ended March 31, 2004, the Company accrued $36,982 to fund the retirement plan. There was no comparable expense during the first quarter of 2003. As of March 31, 2004, the Company accrued bonuses of $48,642. There were no bonuses accrued for the first quarter of 2003. The additional increase in salaries and employee benefits reflects an increase in staff as a result of the growth in the Company. Occupancy and equipment expense was $133,623 for the three months ended March 31, 2004 compared to $125,376 for the same period during 2003.

         Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended March 31, 2004 were $297,431 compared to $189,992 for the three months ended March 31, 2003. Directors' fees for the three months ended March 31, 2004 were $22,500. There were no directors' fees paid during the first quarter of 2003. The Company is in the process of evaluating the renewal of its data processing contract. To assist in the evaluation of the data processing alternatives, the Company hired an outside consultant. The expenses to the consultant for the quarter ended March 31, 2004 were $25,000. There were no consulting expenses during the first quarter of 2003. The remainder of the increase in other expenses was commensurate with the growth of the Bank. The increase was primarily from increased expense for miscellaneous loan expense. Miscellaneous loan expense for the three months ended March 31, 2004 was $50,337 compared to $7,771 for the same quarter during 2003. There was $35,000 expense to set up a reserve for possible losses on loan commitments. There was no comparable charge in 2003.

Capital Resources.
-----------------

         Total shareholders' equity at March 31, 2004 was $8,749,068 compared to $8,282,771 at December 31, 2003. The increase was primarily from the $268,758 profit for the quarter and an increase of $197,539 for the change in the accumulated other comprehensive income net of tax.

         The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC, which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                               To Be Categorized
                                                                                               Well Capitalized
                                                                                                     Under
                                                                           For Capital         Prompt Corrective
                                                      Actual:           Adequacy Purposes:     Action Provisions:
                                                 ----------------       -----------------      -----------------
Company                                          Amount     Ratio       Amount      Ratio      Amount      Ratio
                                                 ------     -----       ------      -----      ------      -----
As of March 31, 2004
--------------------
Total Capital (to Risk Weighted Assets):         $9,514      11.7%      $6,489       8.00%     N/A
Tier 1 Capital (to Risk Weighted Assets):        $8,642      10.7%      $3,244       4.00%     N/A
Tier 1 Capital (to Average Assets):              $8,642       7.3%      $4,730       4.00%     N/A

As of December 31, 2003
-----------------------
Total Capital (to Risk Weighted Assets):         $9,214      13.0%      $5,686       8.00%     N/A
Tier 1 Capital (to Risk Weighted Assets):        $8,376      11.8%      $2,843       4.00%     N/A
Tier 1 Capital (to Average Assets):              $8,376       7.4%      $4,541       4.00%     N/A

Bank

As of March 31, 2004
--------------------
Total Capital (to Risk Weighted Assets):         $9,630      11.9%      $6,489       8.00%     $9,630      10.00%
Tier 1 Capital (to Risk Weighted Assets):        $8,722      10.8%      $3,244       4.00%     $8,722       6.00%
Tier 1 Capital (to Average Assets):              $8,722       7.4%      $4,731       4.00%     $8,722       5.00%

As of December 31, 2003
-----------------------
Total Capital (to Risk Weighted Assets):         $9,182      12.9%      $5,686       8.00%     $7,107      10.00%
Tier 1 Capital (to Risk Weighted Assets):        $8,344      11.7%      $2,843       4.00%     $4,264       6.00%
Tier 1 Capital (to Average Assets):              $8,344       7.4%      $4,541       4.00%     $5,677       5.00%

The Bank meets the "well capitalized" capital ratio measures at both March 31, 2004 and December 31, 2003.

Liquidity
---------

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and Federal Home Loan Bank of San Francisco totaling $36,587,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation
---------

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending March 31, 2004 and 2003.

Off-Balance Sheet Items
-----------------------

         As of March 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $22,818,507 and $20,558,000 at March 31, 2004 and December 31, 2003, respectively. As a percentage of net loans these off-balance sheet items represent 38.9% and 39.2%, respectively.

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                 March 30,
                                                          ----------------------
                                                           2004            2003
                                                          -------        -------

Commitments to extend credit:
Revolving lines of credit secured
  by 1-4 family residences                                $ 2,535        $ 2,288
Commercial real estate, construction and land
  Development commitments secured by real estate           12,285          9,549
Other commitments:
  Commercial loans                                          4,045          4,140
  Agricultural loans                                        2,028          2,708
  Unsecured consumer lines of credit                          895          1,736
                                                          -------        -------
Total                                                     $22,425        $20,421
                                                          =======        =======
Letters of Credit                                         $   392        $   137
                                                          =======        =======

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

Website Access
--------------

         Information on the Company and Bank may be obtained from the Company's website www.service1stbank.com. Copies of the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain copies of or to view the reports on Form 10-KSB, 10-QSB, and 8-K, click on the "Go to Service 1st Bancorp button, then click on the "Click here to view Service 1st Bancorp SEC Filings" link. To obtain copies of or to view Section 16 reports filed by the Company's insiders, click on the "Click here to view Section 16 Reports" link on the above webpage.

Item 3.  Controls and Procedures

         (a)      Disclosure Controls and Procedures:
An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting:
An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal

         None

Item 2. Changes in securities and small business issuer purchases of equity securities

         None

Item 3. Defaults upon senior securities and mall business issuers purchases of equity securities

         None

Item 4.  Submission of matters to a vote of security holders

         None

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

                  (10.1) Lease agreement dated May 3, 2003, related to 2800 W. March Lane, Suite 120, CA 95219 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                  (10.10) Dennis A. Reed (Senior Vice President/Senior Real Estate Officer) Employment Agreement dated January 22, 2003 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.11) John A. Montalbo (Senior Vice President/SBA Department Manager) Employment Agreement dated March 18, 2003 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.12)* Bryan R. Hyzdu Severance Agreement dated November 1, 2003 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-1-4244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.13) Lease agreement dated March 27, 2003, related to 3533 Jamison Way, Castro Valley, California 94546 incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.14)* John O. Brooks Salary Continuation Agreement dated September 10, 2003 incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.15)* Bryan R. Hyzdu Salary Continuation Agreement dated September 10, 2003 incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.16)* Robert E. Bloch Salary Continuation Agreement dated September 10, 2003 incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.17)* Patrick Carman Salary Continuation Agreement dated September 10, 2003 incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (14.1) Code of Ethics incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

                  (21.1) The Registrant's only subsidiary is Service 1st Bank.

                  (31.1) Certifications of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) Certifications of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Denotes management compensatory plans or arrangements.

         (b)      Reports on form 8-K.
                  On January 14, 2004, Registrant issued a press release announcing the promotion of Bryan R. Hyzdu, President of Registrant's subsidiary, Service 1st Bank, to the position of Chief Executive Officer of Service 1st Bank.

                  On February 24, 2004, Registrant issued a press release announcing earnings for the 12 months ending December 31, 2003.

                  On February 27, 2004, Registrant issued a press release announcing a 5% dividend to shareholders of record as of March 10, 2004.

                  On March 17, 2004, Registrant issued a press release announcing the appointment of Dean Andal as a director of Service 1st Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Service 1st Bancorp




Date:  May 12, 2004                 /s/ JOHN O. BROOKS
                                    --------------------------------------------
                                    John O. Brooks, Chief Executive Officer




Date:  May 12, 2004                 /s/ ROBERT E. BLOCH
                                    --------------------------------------------
                                    Robert E. Bloch, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                              Sequential
Number                            Description                        Page Number
------                            -----------                        -----------


31.1              Certifications of Chief Executive Officer
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                             23

31.2              Certifications of Chief Financial Officer
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                             24

32.1              Certification of Service 1st Bancorp by its
                  Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.                             25