Form 10QSB
period 2004-06-30
SERVICE 1ST BANCORP
filed 2004-08-16
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004
                                    -------------

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

 No par value Common Stock - 1,154,956 shares outstanding as of August 12, 2004

     The Index to Exhibits is located on page 24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                    06/30/04         12/31/03
                                                       -------------    -------------
Cash & due from banks                                  $   5,861,168    $   6,484,537
Fed Funds sold                                                    --          155,000
                                                       -------------    -------------
   Cash and cash equivalents                               5,861,168        6,639,537

Securities available-for-sale                             47,565,545       45,460,112
Securities held-to-maturity                                  802,304        1,659,233

Loans, net                                                65,352,086       52,500,408

Bank premises and equipment, net                             666,865          717,526
Bank owned life insurance                                  2,279,901        2,233,046
Accrued interest and other assets                          2,198,725        1,317,914

Total assets                                           $ 124,726,594    $ 110,527,776
                                                       =============    =============
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                             $  21,383,588    $  13,588,553
   Interest-bearing DDA                                   61,954,767       45,709,526
   Money market deposit accounts                           4,517,579       11,572,827
   Savings accounts                                        2,661,578        3,834,932
   Certificates of deposit                                23,770,647       26,915,239
                                                       -------------    -------------
      Total deposits                                     114,288,159      101,621,077
Other borrowings                                           1,530,245          248,061
Other liabilities                                            516,906          375,867
                                                       -------------    -------------
      Total liabilities                                  116,335,310      102,245,005

Shareholders' equity:
   Common stock                                           10,915,069       10,915,069
   Accumulated deficit                                    (1,957,804)      (2,529,737)
   Accumulated other comprehensive income net of tax        (565,981)        (102,561)
                                                       -------------    -------------
      Total shareholders' equity                           8,391,284        8,282,771
      Total liabilities and shareholders' equity       $ 124,726,594    $ 110,527,776
                                                       =============    =============

The accompanying notes are an integral part of the financial statements.


                               SERVICE 1ST BANCORP
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                       For the three months ended    For the six months ended
                                                       --------------------------   --------------------------
                                                         06/30/04       06/30/03      06/30/04       06/30/03
                                                       -----------    -----------   -----------    -----------
Interest income:
  Interest & fees on loans                             $ 1,091,971    $   831,772   $ 2,063,510    $ 1,684,658
  Interest on investments                                  420,192        228,046       853,026        433,093
  Interest on federal funds sold                             3,200         22,732        11,288         39,217
                                                       -----------    -----------   -----------    -----------
     Total interest income                               1,515,363      1,082,550     2,927,824      2,156,968

Interest expense:
  Interest expense on deposits                             444,105        380,273       872,793        751,663
  Interest on borrowings                                     7,270          1,491         7,453          1,747
                                                       -----------    -----------   -----------    -----------
                                                           451,375        381,764       880,246        753,410
                                                       -----------    -----------   -----------    -----------

Net interest income before provision for loan losses     1,063,988        700,786     2,047,578      1,403,558

Provision for loan losses                                   70,000         80,000       105,000        100,000
                                                       -----------    -----------   -----------    -----------

Net interest income after provision for loan losses        993,988        620,786     1,942,578      1,303,558

Gain on sale of securities                                      --         13,695         9,774         18,239

Other income                                               163,178        240,242       441,944        317,571

General & administrative expenses:
  Salaries & benefits                                      513,339        422,285     1,050,657        827,086
  Occupancy & equipment                                    135,900        131,499       269,523        256,875
  Other operating                                          302,667        281,669       600,098        471,661
                                                       -----------    -----------   -----------    -----------
     Total G & A expenses                                  951,906        835,453     1,920,278      1,555,622
                                                       -----------    -----------   -----------    -----------

Income before income taxes                                 205,260         39,270       474,018         83,746
Income taxes (benefit)                                    (100,000)            --      (100,000)            --
                                                       -----------    -----------   -----------    -----------

  Net income                                           $   305,260         39,270   $   574,018    $    83,746
                                                       ===========    ===========   ===========    ===========

Net income per share - basic                           $      0.27    $       0.4    $     0.50    $      0.08
                                                       ===========    ===========   ===========    ===========

Net income per share - diluted                         $      0.27    $       0.4    $     0.49    $      0.08
                                                       ===========    ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.


                               SERVICE 1ST BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Accumulated
                                                   Common Stock                                           Other           Total
                                            --------------------------  Comprehensive   Accumulated   Comprehensive   Shareholders'
                                              Shares         Amount         Income        Deficit         Income         Equity
                                            -----------    -----------   -----------    -----------    -----------    -----------
Balance January 1, 2003                       1,155,105    $10,915,069                  $(2,902,979)   $   108,307    $ 8,120,397


Comprehensive income
  Net loss                                                               $   373,242        373,242             --        373,242
  Unrealized losses on securities
     net of taxes of $66,299                                                (198,985)            --       (198,985)      (198,985)
 Reclassifacation adjustment
     adjustment for  gains included in
     net loss, net of tax of $19,840                                         (11,883)            --        (11,883)       (11,883)
                                                                         -----------
Comprehensive income                                                     $   162,374
                                                                         ===========
                                            -----------    -----------                  -----------    -----------    -----------
Balance January 1, 2004                       1,155,105     10,915,069                   (2,529,737)      (102,561)     8,282,771

Cash Paid in Lieu of Stock Dividend                (149)                                     (2,085)                       (2,085)

Comprehensive income
  Net income                                                             $   574,018        574,018                       574,018
  Unrealized gains on securities
    net of taxes of $(325,514)                                              (463,420)                     (463,420)      (463,420)
                                                                         -----------
Comprehensive income                                                     $   110,598
                                                                         ===========
                                            -----------    -----------                  -----------    -----------    -----------
Balances June 30, 2004                        1,154,956    $10,915,069                  $(1,957,804)   $  (565,981)   $ 8,391,284
                                            ===========    ===========                  ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.


                               SERVICE 1ST BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the six months ended
                                                                                 ----------------------------
                                                                                   6/30/2004       6/30/2003
                                                                                 ------------    ------------
Operating activities:
 Net income                                                                      $    574,018    $     83,746
 Adjustments to reconcile net income to net cash
  from operating activities:
    Provision for loan losses                                                         105,000         100,000
    Depreciation                                                                       89,718          82,724
    Amortization and accretion on securities                                          262,038         287,946
    Gain on sale of securities, net                                                    (9,774)        (18,239)
    Decrease (Increase) in accrued interest                                            12,611         (51,482)
    Increase in other assets                                                         (568,444)       (124,771)
    Increase in accrued expenses and other liabilities                                141,039          93,100
                                                                                 ------------    ------------

      Net cash provided by operating activities                                       606,206         453,024

Investing activities:
 Purchases of securities available-for-sale                                       (22,767,861)    (33,471,350)
 Proceeds from sales of available-for-sale securities                               1,004,930       3,930,661
 Proceeds from payments, maturities and calls of available-for-sale securities     18,616,836      20,005,481
 Proceeds from payments, maturities and calls of held-to-maturity securities          856,929         732,491
 Cash paid in lieu of stock dividends                                                  (2,085)             --
 Net increase in loans                                                            (12,956,678)     (2,731,686)
 Purchase Bank Owned Life Insurance                                                   (46,855)             --
 Purchases of premises and equipment                                                  (39,057)        (70,824)
                                                                                 ------------    ------------

      Net cash used by investing activities                                       (15,333,841)    (11,605,227)

Financing activities:
 Net increase in demand and interest-bearing
  deposits, and savings                                                            15,811,674       7,063,160
 Net (decrease) increase in time deposits                                          (3,144,592)      2,545,766
 Net change in borrowings                                                           1,282,184          64,500
                                                                                 ------------    ------------

      Net cash provided by financing activities                                    13,949,266       9,673,426
                                                                                 ------------    ------------

Net decrease in cash and cash equivalents                                            (778,369)     (1,478,777)

Cash and cash equivalents at beginning of period                                    6,639,537      10,084,700

                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $  5,861,168    $  8,605,923
                                                                                 ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest                                                                             935,575         784,457
 Income taxes                                                                           1,600              --

The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the annual report on Form 10-KSB for the year ended December 31, 2003 of the Company. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the Company's income statements for the three months and six months ended June 30, 2004 and 2003, and the statement of cash flows for the six months ended June 30, 2004 and 2003.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The balance sheet as of December 31, 2003, has been derived from the audited balance sheet as of that date.

Stock based compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation costs to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock.

         The exercise price of each option is greater than or equal to the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the net income and income per share would have been changed to the pro forma amounts indicated below.

                                                                For the three months ended     For the six months ended
                                                                ---------------------------   ---------------------------
                                                                  06/30/04       06/30/03       06/30/04       06/30/03
                                                                ------------   ------------   ------------   ------------
Net Income:
As reported                                                     $    305,260   $     39,270   $    574,018   $     83,746
Stock-Based Compensation using the Intrinsic Value Method
Stock-Based Compensation that would have been reported
  using the Fair Value Method of SFAS No. 123                         (2,689)       (25,087)        (5,378)       (50,174)
                                                                ------------   ------------   ------------   ------------

Pro Forma                                                       $    302,571   $     14,183   $    568,640   $     33,572
                                                                ============   ============   ============   ============
Net income per share - basic
  As reported                                                   $       0.27   $       0.04   $       0.50   $       0.08
  Pro Forma                                                     $       0.27   $       0.01   $       0.49   $       0.03

Net income per share - diluted
  As reported                                                   $       0.27   $       0.04   $       0.49   $       0.08
  Pro Forma                                                     $       0.27   $       0.01   $       0.49   $       0.03

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2:  EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of June 30, 2004 and 2003.

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

The amortized cost and fair values of investment securities available-for-sale at June 30, 2004 were:

                                                            Gross           Gross         Estimated
                                            Amortized     Unrealized      Unrealized        Fair
                                              Cost          Gains           Losses          Value
                                          ------------   ------------    ------------    ------------
Obligations of U.S. Government Agencies   $ 21,743,917   $      3,283    $   (606,962)   $ 21,140,238
State and public subdivisions                  125,011          5,466              --         130,477
Asset backed-securities                      4,738,266         21,886         (14,774)      4,745,378
Mortgage backed-securities                  21,921,888         24,426        (396,862)     21,549,452
                                          ------------   ------------    ------------    ------------
                                          $ 48,529,082   $     55,061    $ (1,018,598)   $ 47,565,545
                                          ============   ============    ============    ============


The amortized cost and fair values of investment securities held-to-maturity at June 30, 2004 were:

                                                            Gross           Gross         Estimated
                                            Amortized     Unrealized      Unrealized        Fair
                                              Cost          Gains           Losses          Value
                                          ------------   ------------    ------------    ------------
Obligations of U.S. Government Agencies   $     49,946   $          3    $         --    $     49,949
Asset backed-securities                        375,357          7,780              --         383,137
Mortgage backed-securities                     377,001         10,548            (158)        387,391
                                          ------------   ------------    ------------    ------------
                                          $    802,304   $     18,331    $       (158)   $    820,477
                                          ============   ============    ============    ============

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         Service 1st Bank's customers are primarily located in San Joaquin County. Approximately 70% of the Bank's loans are for real estate and construction loans and approximately 23% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 4%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                              6/30/2004     12/31/2003
                                            ------------   ------------

Real estate                                 $ 46,562,775   $ 37,564,352
Commercial                                    15,335,317     11,278,955
Agricultural                                   2,824,763      2,869,187
Consumer                                       1,781,645      1,785,920
All other (including overdrafts)                  17,703         46,887
                                            ------------   ------------
                                              66,522,203     53,545,301
Deferred loan fees and costs                    (227,117)      (206,893)
Allowance for loan losses                       (943,000)      (838,000)
                                            ------------   ------------
   Total net loans                          $ 65,352,086   $ 52,500,408
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

Business Background
-------------------

         Service 1st Bancorp (the "Company") commenced operations on June 26, 2003 with the acquisition of Service 1st Bank (the "Bank") as its wholly-owned subsidiary. Each share of Bank stock was converted into one share of stock in the Company. The Bank commenced operations on November 10, 1999. The Bank operates full-service branch offices in the cities of Stockton and Tracy, California and a loan production office in Castro Valley, California. The focus of the Bank's business plan is to provide general commercial banking services primarily to small-to-medium size businesses, professionals, and members of the professional community. The Bank offers a wide range of deposit accounts, loan types, and specialized services.

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

Summary of Financial Condition
------------------------------

         The Company's total consolidated assets increased 12.9% from December 31, 2003 to June 30, 2004. As of June 30, 2004, total consolidated assets were $124,726,594 compared to $110,527,776 as of December 31, 2003. The increase in growth is from increased customer recognition and market acceptance of the Liquid Gold Checking account and Municipal Investment Account.

         Total net loans at June 30, 2004 were $65,352,086 compared to $52,500,408 at December 31, 2003. This represents an increase in net loans of 24.5% from December 31, 2003. The increase in loans represents management's continued success at attracting new loan customers.

         Total investment securities at June 30, 2004 were $48,367,849 compared to $47,119,345 at December 31, 2003. The increase in investments from December 31, 2003 was $1,248,504.

         Total deposits were $114,288,159 at June 30, 2004 compared to $101,621,077 at December 31, 2003. This growth in deposits was primarily the result of an increase in the Bank's Liquid Gold Checking Account and Municipal Investment Account. Liquid Gold Checking Accounts grew to $39,750,884 at June 30, 2004 compared to $34,975,926 at December 31, 2003. The Municipal Investment Account at June 30, 2004 was $20,408,103 compared to $9,050,875 at December 31, 2003. Noninterest-bearing DDA accounts increased from $13,588,553 at December 31, 2003 to $ 21,383,588 at June 30, 2004. Most of this increase was attributable to deposits by one title company customer.

Results of Operations
---------------------

         Consolidated net income for the three months ended June 30, 2004 was $305,260 compared to $39,270 for the same period during 2003. Consolidated net income for the six months ended June 30, 2004 was $574,018 compared to $83,746 for the same period during 2003. Basic net income per share for the three months ended June 30, 2004 was $.27 and diluted net income per share was $.27. The basic and diluted income per share for the second quarter ended June 30, 2003 was $.04. Basic net income per share for the six months ended June 30, 2004 was $.50 and diluted net income per share was $.49. The basic and diluted income per share for the six months ended of 2003 was $.08. The favorable improvement in the Company's operations for the three months and six months ended June 30, 2004 reflects the income that the Bank has been able to generate from an increase in loan and investment income, increased fees on deposit accounts, premiums received on loans sold, and loan servicing fees. There were also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

Net Interest Income and Net Interest Margin
-------------------------------------------

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

The following table sets forth average balance sheet information, interest income and expense, average yieldsand rates, and net interest income and margin for the three months ended June 30, 2004 and 2003.

                                                      June 30, 2004                                   June 30, 2003
                                      -------------------------------------------     ------------------------------------------
                                                                       Average                                        Average
                                        Average           Income/      Yield or         Average         Income/       Yield or
                                        Balance           Expense      Rate Paid        Balance         Expense       Rate Paid
                                     -------------     -------------   ----------     -------------   -------------   ----------
Interest-earning assets:
Investment securities                $  52,518,019     $     420,192         3.21%    $  31,532,121   $     228,046         2.90%
Federal funds sold                       1,259,833             3,200         1.02%        7,346,801          22,732         1.24%
Loans (1) (2)                           60,867,923         1,091,971         7.20%       46,188,241         831,772         7.22%
                                     -------------     -------------                  -------------   -------------
   Total interest-earning assets       114,645,775         1,515,363         5.30%       85,067,163       1,082,550         5.10%
                                                                                                                      ----------
Allowance for possible loan losses        (891,791)                                        (629,098)
Cash and due from banks                  6,589,695                                        5,772,860
Bank premises and equipment                686,245                                          778,633
Accrued interest receivable                528,909                                          364,418
Other assets                             3,791,647                                          444,068
                                     -------------                                    -------------
   Total assets                      $ 125,350,480                                    $  91,798,044
                                     =============                                    =============
Interest-Bearing Liabilities:
Demand deposits                      $  61,106,345     $     229,332         1.51%    $  32,579,838   $     172,883         2.13%
Savings & money market accounts          9,567,041            19,088         0.80%       11,090,040          30,979         1.12%
Time Deposits                           25,243,860           195,685         3.11%       22,702,320         176,411         3.12%
Other borrowings                           778,221             7,270         3.75%          102,719           1,491         5.82%
                                     -------------     -------------                  -------------   -------------
   Total interest-bearing
    liabilities                         96,695,467           451,375         1.87%       66,474,917         381,764         2.30%
                                     -------------     -------------                  -------------   -------------
Non-interest bearing demand
 deposits                               19,077,599                                       16,907,617
Other Liabilities                          622,563                                          360,102
                                     -------------                                    -------------
   Total liabilities                   116,395,629                                       83,742,636
Shareholders' equity                     8,954,851                                        8,055,408
                                     -------------                                    -------------
   Total liabilities and
     shareholders' equity            $ 125,350,480                                    $  91,798,044
                                     =============                                    =============

                                                       -------------                                  ------------
Net interest income                                    $   1,063,988                                  $    700,786
                                                       =============                                  ============
Net interest margin on average
 interest earning assets (3)                                                 3.73%                                          3.30%

1. Average loan balances include average deferred loan fees of $243,479 and $118,890 for the three month periods ending June 30, 2004 and 2003, respectively.
2. Interest on loans includes fees of$45,383 and $30,101 for the three month periods ending June 30, 2004 and 2003, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2004 and 2003. June 30, 2004 June 30, 2003


                                                      June 30, 2004                                   June 30, 2003
                                      -------------------------------------------     ------------------------------------------
                                                                       Average                                        Average
                                        Average           Income/      Yield or         Average         Income/       Yield or
                                        Balance           Expense      Rate Paid        Balance         Expense       Rate Paid
                                     -------------     -------------   ----------     -------------   -------------   ----------
 Interest-earning assets:
 Investments                         $  51,014,749     $     853,026         3.36%    $  28,896,410   $     433,093         3.02%
 Federal funds sold                      2,255,994            11,288         1.01%        6,454,705          39,217         1.23%
 Loans (1) (2)                          58,489,139         2,063,510         7.09%       45,779,335       1,684,658         7.42%
                                     -------------     -------------                  -------------   -------------
    Total interest-earning assets      111,759,882         2,927,824         5.27%       81,130,450       2,156,968         5.36%

 Allowance for possible loan losses       (878,536)                                        (618,939)
 Cash and due from banks                 6,124,193                                        5,705,104
 Bank premises and equipment               697,262                                          776,330
 Accrued interest receivable               527,795                                          344,142
 Other assets                            3,518,937                                          414,666
                                     -------------                                    -------------
    Total assets                     $ 121,749,533                                    $  87,751,753
                                     =============                                    =============
 Interest  Bearing Liabilities:
 Demand deposits                     $  57,020,997           435,206         1.53%    $  29,677,378         332,149         2.26%
 Savings & money market accounts        12,225,798            51,563         0.85%       10,423,502          59,720         1.16%
 Time Deposits                          25,426,217           386,024         3.05%       22,466,214         359,794         3.23%
 Other borrowings                          407,299             7,453         3.68%           66,318           1,747         5.31%
                                     -------------     -------------                  -------------   -------------
    Total interest-bearing
     liabilities                        95,080,311           880,246         1.86%       62,633,412         753,410         2.43%
                                     -------------     -------------                  -------------   -------------
 Non-interest bearing demand
  deposits                              17,515,828                                       16,603,406
 Other Liabilities                      492,657.00                                          385,461
                                     -------------                                    -------------
    Total liabilities                  113,088,796                                       79,622,279
 Shareholders' equity                    8,660,737                                        8,129,474
                                     -------------                                    -------------
    Total liabilities and
     shareholders' equity            $ 121,749,533                                    $  87,751,753
                                     =============                                    =============
                                                       -------------                                  -------------
 Net interest income                                   $   2,047,578                                  $   1,403,558
                                                       =============                                  =============
 Net interest margin on average
  interest earning assets (3)                                                3.68%                                          3.49%

1 Average loan balances include average deferred loan fees of $231,130 and $120,662 for the six month periods ending June 30, 2004 and 2003, respectively.
2 Interest on loans includes fees of $79,059 and $72,387 for the six month periods ending June 30, 2004 and2003, respectively
3 Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended June 30, 2004 was $1,063,988 compared to $700,786 for 2003. Average interest-earning assets for the three months ended June 30, 2004 was $114,645,775 compared to $85,067,163 during the same three months of 2003 The yield earned on average interest-earning assets during the second quarter of 2003 was 5.10% compared to 5.30% during the second quarter of 2004. The average rate paid on interest bearing-liabilities decreased from 2.30% for the second quarter of 2003 to 1.87% during the second quarter of 2004. Net interest income for the six months ended June 30, 2004 was $2,047,578 compared to $1,403,588 for 2003. Average interest-earning assets for the six months ended June 30, 2004 was $111,759,882 compared to $81,130,450 during the same six months of 2003 The yield earned on average interest-earning assets during the six months ended June 30, 2004 was 5.27% compared to 5.36% during the same period of 2003. The average rate paid on interest bearing-liabilities for the six months ended June 30, 2004 decreased from 2.43% for the second quarter of 2003 to 1.86%. Interest rates have declined over the last three years as a result of the Federal Reserve Bank cutting interest rates to stimulate the economy. The lower interest rates caused the yields to decline on loans, Federal Funds sold, and deposits. On June 30, 2004 the Federal Reserve Bank increased the target on federal funds from 1.00% to 1.25%. Total average interest-bearing liabilities for the three months ended June 30, 2004 increased to $96,695,467 from $66,474,917 for the same period of 2003. Total average interest-bearing liabilities for the six months ended June 30, 2004 increased to $95,080,311 from $62,633,412 for the same period of 2003.

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

         Construction loans and other real estate secured loans comprise 69.9% of total loans outstanding at June 30, 2004. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended June 30, 2004 was $70,000 compared to $80,000 during the same quarter of 2003. The provision of loan losses for the six months ended June 30, 2004 was $105,000 compared to $100,000 for the previous period in 2003. At June 30, 2004, the allowance for loan losses was $943,000 compared to $838,000 at December 31, 2003. The ratio of allowance for loan losses to gross loans was 1.42% at June 30, 2004 compared to 1.57% at December 31, 2003. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                          For the Six Months
                                                            Ended June 30,
                                                      ---------------------------
                                                          2004           2003
                                                      ------------   ------------
Outstanding Loans:
  Average for the Period                              $ 58,489,139   $ 45,779,335
  End of the Period                                   $ 66,522,203   $ 53,545,301
Allowance For Loan Losses:
Balance at Beginning of Year                          $    838,000   $    598,000
Actual Charge-Offs:                                             --
  Commercial                                                    --             --
  Consumer                                                      --         10,000
  Real Estate                                                   --             --
                                                      ------------   ------------
Total Charge-Offs                                               --         10,000
Less Recoveries:
  Commercial                                                    --             --
  Consumer                                                      --             --
  Real Estate                                                   --             --
                                                      ------------   ------------
Total Recoveries                                                --             --
                                                      ------------   ------------
Net Loans Charged-Off                                           --         10,000
                                                      ------------   ------------
Provision for Loan Losses                                  105,000        100,000
                                                      ------------   ------------
Balance at End of Period                              $    943,000   $    688,000
                                                      ============   ============
Ratios:
  Net Loans Charged-Off to Average Loans                      0.00%          0.02%
  Allowance for Loan Losses to Total Loans                    1.42%          1.28%
Net Loans Charged-Off to Provision for Loan Losses            0.00%          1.67%
Net Loans Charged-Off to Provision for Loan Losses            0.00%          0.00%
Allowance for Loan Losses to Nonperforming Loans           1347.90%         29.40%

Nonaccrual Loans, Loans Past Due 90 Days and OREO
-------------------------------------------------

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $90,109 at June 30, 2004 and December 31, 2003.

         At June 30, 2004 and December 31, 2003, there were loans totaling $90,109 that were considered impaired or troubled debt restructurings. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2004 or December 31, 2003. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2004 or December 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at June 30, 2004 and December 31, 2003.

Noninterest Income
------------------

         Noninterest income for the three months ended June 30, 2004 was $163,178 compared to $253,937 for the same period during 2003. Service charges and other income for the three months ended June 30, 2004 was $51,976 compared to $25,314 for 2003. Noninterest income for the six months ended June 30, 2004 was $451,718 compared to $335,810. Fees on service charges and other income was $66,359 for the three months ended June 30, 2004 compared to $50,093 for 2003. Fees on services charges and other income was $138,316 for the six months ended June 30, 2004 compared to $98,840 for 2003. The increase in service charges and other income was from the growth in the number of deposit accounts. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the first party lender. The fees on residential first trust deeds for the three months ended June 30, 2004 were $48,265 compared to $60,566 in 2003. Fees on residential first trust deeds for the six months ended June 30, 2004 were $76,256 compared to $82,045 for 2003. As interest rates move higher the volume of loan refinancing activities decreases. The decrease in fees on residential first trust deeds was a result of the lower volume caused by higher mortgage interest rates. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended June 30, 2004 were $21,859 compared to $129,583 during the same period in 2003. Gains on loan sales and servicing for the six months ended June 30, 2004 was $174,021. The premium on loans sold was $133,714 for the first six months of 2003.

Noninterest Expense
-------------------

         Salaries and employee benefits for the three months ended June 30, 2004 was $513,339 compared to $422,285 for the three months ended June 30, 2003. Salaries and employee benefits for the six months ended June 30, 2004 was $1,050,657 compared to $827,086 during the same period of 2003. The increase in salaries and employee benefits was due to retirement and bonus expenses. In July, 2003, the Company established a retirement plan for certain key executives of the Company. During the three months ended June 30, 2004, the Company accrued $40,229 to fund the retirement plan. And for the six months ended June 30, 2004, the Company accrued $80,459. There were no comparable expenses during the six months ended June 30, 2003. The Company accrued bonus expense of $41,473 for the three months ended June 30, 2004 and $90,115 for the six months ended June 30, 2004. No bonus expense was accrued for 2003. The additional increase in salaries and employee benefits reflects an increase in staff as a result of the growth in the Company. Occupancy and equipment expense was $133,623 for the three months ended June 30, 2004 compared to $125,376 for the same period during 2003.

         Other operating expenses primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended June 30, 2004 were $302,667 compared to $281,669 for the three months ended March 31, 2003. Other operating expenses for the six months ended June 30, 2004 were $600, 098 compared to $471,661 for the same period of 2003. Directors' fees for the three months ended June 30, 2004 were $23,800 and $46,300 for the six months ended June 30, 2004. There were no directors' fees paid during the six months ended June 30, 2003. The Company is in the process of evaluating the renewal of its data processing contract. To assist in the evaluation of the data processing alternatives, the Company hired an outside consultant. The expenses to the consultant for the quarter ending June 30, 2004 were $25,000. There were no comparable expenses during 2003. Miscellaneous loan expense for the three months ended June 30, 2004 was $14,828 compared to $8,292 for the same quarter during 2003. Miscellaneous loan expense for the six months ended June 30, 2004 were $65,165 compared to $16,063 for 2003. There was $35,000 expense to set up a reserve for possible losses on loan commitments during the first quarter of 2004. There was no comparable charge in 2003. The remainder of the increase in other expenses was commensurate with the growth of the Bank.

Capital Resources.
-----------------

         Total shareholders' equity at June 30, 2004 was $8,391,284 compared to $8,282,771 at December 31, 2003. The increase was primarily from the $574,018 profit for the first six months of 2004 and a decrease of $463,420 in accumulated other comprehensive income net of tax.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                                      To Be Categorized
                                                                                                      Well Capitalized
                                                                                                           Under
                                                                              For Capital             Prompt Corrective
                                                      Actual:              Adequacy Purposes:         Action Provisions:
                                              Amount         Ratio        Amount        Ratio        Amount         Ratio
Company                                     -----------   -----------   -----------  -----------   -----------   -----------
As of June 30, 2004
-------------------
Total Capital (to Risk Weighted Assets):    $ 9,888,580         11.40%  $ 6,914,000         8.00%          N/A           N/A
Tier 1 Capital (to Risk Weighted Assets):   $ 8,945,589         10.40%  $ 3,457,000         4.00%          N/A           N/A
Tier 1 Capital (to Average Assets):         $ 8,945,589          7.10%  $ 5,007,000         4.00%          N/A           N/A

Bank
As of June 30, 2004
-------------------
Total Capital (to Risk Weighted Assets):    $10,112,000         11.70%  $ 6,914,000         8.00%  $ 8,643,000         10.00%
Tier 1 Capital (to Risk Weighted Assets):   $ 9,169,000         10.60%  $ 3,457,000         4.00%  $ 5,186,000          6.00%
Tier 1 Capital (to Average Assets):         $ 9,169,000          7.40%  $ 5,006,000         4.00%  $ 6,257,000          5.00%

The Bank meets the "well capitalized" capital ratio measures at both June 30, 2004 and December 31, 2003.

Liquidity
---------

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans at June 30, 2004, were approximately $22,263,889. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

         The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, and a borrowing line with Federal Home Loan Bank of San Francisco. At December 31, 2003, the net ratio of liquid assets not pledged for collateral and other purposes to deposits and other borrowings was 36.2%. The ratio of net loans to deposits, another key liquidity ratio, was 57.2% at June 30, 2004.

Inflation
---------

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending June 30, 2004 and 2003.

Off-Balance Sheet Items
-----------------------

         As of June 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $22,818,507 and $20,558,000 at June 30, 2004 and December 31, 2003, respectively. As a percentage of net loans these off-balance sheet items represent 38.9% and 39.2%, respectively.

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

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures:

An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting:

An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual shareholder's meeting was held on May 29, 2004. The incumbent directors were elected as Directors for the year 2004 and until their successors are elected and qualified as follows:

                                            For          Against        Abstain
         John O. Brooks                   820,549          500           2,310
         Eugene C. Gini                   820,549          500           2,310
         Bryan R. Hyzdu                   820,549          500           2,310
         Robert D. Lawrence, M.D.         820,299          750           2,310
         Frances C. Mizuno                820,549          500           2,310
         Richard R. Paulsen               820,549          500           2,310
         Gary A. Podesto                  820,299          750           2,310
         Toni Marie Raymus                820,549          500           2,310
         Michael K. Repetto               820,549          500           2,310
         Anthony F. Souza                 820,549          500           2,310
         Albert Van Veldhuizan            820,549          500           2,310
         Donald L.  Walters               820,549          500           2,310

         Votes cast to approve the 2004 stock option plan were: 609,770 shares voted "For" the proposal, 29,518 shares voted "Against" and 20,062 shares "Abstained". Therefore, the proposal was approved.

         Votes cast to ratify the appointment of Vavrinek, Trine, Day & Co., LLP as independent public accountants for the 2004 fiscal year were:
         818,440 shares voted "For" the proposal, 1,260 shares voted "Against" and 9,659 shares "Abstained". Therefore, the proposal was approved.

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


                  (10.4) Agreement dated July 27, 1999 with BancData Solutions, Inc.for service bureau and data processing services incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.5) Agreement with Financial Marketing Services dated February 1,2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                  (10.18)* Service 1st Bancorp 2004 stock options plan
                           incorporated by reference from the Registrant's Form S-8, Registration No. 333-116818, filed with the Securities and Exchange Commission on June 23, 2004.

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

         (b)      Reports on form 8-K.

                  On July 28, 2004, Registrant issued a press release announcing earnings for the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Service 1st Bancorp


                                       Date:  August 12, 2004


                                       /s/ JOHN O. BROOKS
                                       ----------------------------------------
                                       John O. Brooks, Chief Executive Officer


                                       Date: August 12, 2004


                                       /s/ ROBERT E. BLOCH
                                       -----------------------------------------
                                       Robert E. Bloch, Chief Financial Officer

EXHIBIT INDEX
-------------

Exhibit                                                             Sequential
Number                    Description                               Page Number
------                    -----------                               -----------

31.1     Certifications of Chief Executive Officer pursuant to          25
         Section 302 of the Sarbanes-Oxley Act of 2002.


31.2     Certifications of Chief Financial Officer pursuant to          26
         Section 302 of the Sarbanes-Oxley Act of 2002.


32.1     Certification of Service 1st Bancorp by its Chief              27
         Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.