Form 10QSB
period 2004-09-30
SERVICE 1ST BANCORP
filed 2004-11-15
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2004
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

      For the Transition Period from _________ to _________

                        Commission File No. 000-50323

                               SERVICE 1st BANCORP
         --------------------------------------------------------------
         (Exact Name of Small Business Issuer specified in its Charter)


        State of California                          32-0061893
 ---------------------------------            ------------------------
   (State or other jurisdiction               (IRS Employer ID Number)
 of incorporation or organization)


 2800 W. March Lane, Suite 120, Stockton, CA              95219
--------------------------------------------            ----------
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

  No par value Common Stock - 1,165,456 shares outstanding as of November 2,
2004



The Index to Exhibits is located on page 22

Item 1. Financial Statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                               09/30/04        12/31/03
                                                 ------------------------------
Cash & due from banks                            $   8,262,778    $   6,484,537
Fed Funds sold                                       4,043,349          155,000
                                                 ------------------------------
   Cash and cash equivalents                        12,306,127        6,639,537

Certificates of deposits with other banks              285,000             --
Securities available-for-sale                       44,228,055       45,460,112
Securities held-to-maturity                            648,833        1,659,233

Loans, net                                          65,542,661       52,500,408

Bank premises and equipment, net                       629,670          717,526
Bank owned life insurance                            2,303,328        2,233,046
Accrued interest and other assets                    1,977,913        1,317,914
                                                 ------------------------------
Total assets                                     $ 127,921,587    $ 110,527,776
                                                 ==============================

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                       $  20,386,633    $  13,588,553
   Interest-bearing DDA                             63,161,371       45,709,526
   Money market deposit accounts                     5,743,866       11,572,827
   Savings accounts                                  3,068,563        3,834,932
   Certificates of deposit                          25,158,347       26,915,239
                                                 ------------------------------
      Total deposits                               117,518,780      101,621,077
Other borrowings                                       230,948          248,061
Other liabilities                                      711,454          375,867
                                                 ------------------------------

      Total liabilities                            118,461,182      102,245,005

Shareholders' equity:
   Common stock                                     11,012,562       10,915,069
   Accumulated deficit                              (1,478,913)      (2,529,737)
   Accumulated other comprehensive income
   net of tax                                          (73,244)        (102,561)
                                                 ------------------------------
      Total shareholders' equity                     9,460,405        8,282,771
                                                 ------------------------------
      Total liabilities and shareholders'
      equity                                     $ 127,921,587    $ 110,527,776
                                                 ==============================

  The accompanying notes are an integral part of the financial statements.

                                 SERVICE 1ST BANCORP
                            CONSOLIDATED INCOME STATEMENTS
                                     (Unaudited)

                                      For the three months ended   For the nine months ended
                                        09/30/04       09/30/03      09/30/04      09/30/03
                                      -------------------------------------------------------
Interest income:
   Interest & fees on loans           $ 1,175,010    $   890,822   $ 3,238,520    $ 2,575,480
   Interest on investments                424,042        273,479     1,277,068        706,512
   Interest on federal funds sold           4,413         11,312        15,701         50,529
                                      -------------------------------------------------------
      Total interest income             1,603,465      1,175,553     4,531,289      3,332,521

Interest expense:
   Interest expense on deposits           472,079        399,651     1,344,872      1,151,314
   Interest on borrowings                   8,396            768        15,849          2,515
                                      -------------------------------------------------------
                                          480,475        400,419     1,360,721      1,153,829
                                      -------------------------------------------------------

Net interest income before
provision for loan losses               1,122,990        775,134     3,170,568      2,178,692

Provision for loan losses                  20,000         95,000       125,000        195,000
                                      -------------------------------------------------------

Net interest income after provision
for loan losses                         1,102,990        680,134     3,045,568      1,983,692

Gain on sale of securities                     --          1,902         9,774         20,141

Other income                              278,583        271,882       720,527        589,453

General & administrative expenses:
   Salaries & benefits                    605,320        474,246     1,655,977      1,301,332
   Occupancy & equipment                  139,057        146,644       408,580        403,519
   Other operating                        308,305        200,694       908,403        672,355
                                      -------------------------------------------------------
      Total G & A expenses              1,052,682        821,584     2,972,960      2,377,206
                                      -------------------------------------------------------

Income before income taxes                328,891        132,334       802,909        216,080

Income tax benefit                       (150,000)            --      (250,000)            --
                                      -------------------------------------------------------

   Net income                         $   478,891    $   132,334   $ 1,052,909    $   216,080
                                      =======================================================

Net income per share - basic          $      0.40    $      0.11   $      0.90    $      0.19
                                      =======================================================

Net income per share - diluted        $      0.38    $      0.11   $      0.87    $      0.19
                                      =======================================================

  The accompanying notes are an integral part of the financial statements.

                                                      SERVICE 1ST BANCORP
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                          (Unaudited)

                                                                                                     Accumulated
                                                   Common Stock                                         Other           Total
                                             -----------------------   Comprehensive   Accumulated  Comprehensive   Shareholders'
                                              Shares        Amount        Income         Deficit        Income         Equity
                                             ------------------------------------------------------------------------------------
Balance January 1, 2003                      1,155,105  $ 10,915,069                  $(2,902,979)    $ 108,307     $ 8,120,397


Comprehensive income

  Net loss                                                              $  373,242        373,242            --         373,242
  Unrealized losses on securities
    net of taxes of $66,299                                               (198,985)            --      (198,985)       (198,985)
   Reclassifacation adjustment
     adjustment for gains included in net
     loss, net of tax of $19,840                                           (11,883)            --       (11,883)        (11,883)
                                                                        ----------


Comprehensive income                                                    $  162,374
                                                                        ==========

                                          --------------------------                  -----------------------------------------
Balance December 31,2003                     1,155,105    10,915,069                   (2,529,737)     (102,561)      8,282,771

Cash Pay in Lieu of Stock Dividend                (149)                                    (2,085)                       (2,085)


Stock options exercised                         10,500        97,493                                                     97,493

Comprehensive income
  Net income                                                            $1,052,909      1,052,909                     1,052,909
  Unrealized gains on securities
    net of taxes of $20,596                                                 29,317                       29,317          29,317
                                                                        ----------

Comprehensive income                                                    $1,082,226
                                                                        ==========
                                          --------------------------                  -----------------------------------------
Balances September 30,2004                   1,165,456  $ 11,012,562                  $(1,478,913)    $ (73,244)    $ 9,460,405
                                          ==========================                  =========================================

  The accompanying notes are an integral part of the financial statements.

                                   SERVICE 1ST BANCORP
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                              For the nine months ended
                                                            9/30/2004          9/30/2003
                                                          -------------------------------
Operating activities:
  Net income                                              $  1,052,909       $    216,080
  Adjustments to reconcile net income to net cash
   from operating activities:
     Provision for loan losses                                 125,000            195,000
     Depreciation                                              140,481            127,759
     Amortization and accretion on securities                  353,713            443,783
     Gain on sale of securities, net                            (9,774)           (20,141)
     Decrease (Increase) in accrued interest                    34,915            (82,140)
     Increase in other assets                                 (727,523)          (284,050)
     Increase in accrued expenses and other
      liabilities                                              335,587             60,735
                                                          -------------------------------

       Net cash provided by operating activities             1,305,308            535,556

Investing activities:
  Purchases of securities available-for-sale               (23,826,315)       (43,671,512)
  Proceeds from sales of available-for-sale
securities                                                     995,156          4,087,407
  Proceeds from payments, maturities and calls
of available-for-sale securities                            23,781,203         25,197,767
  Proceeds from payments, maturities and calls
of held-to-maturity securities                               1,010,400          1,345,265
  Net increase in loans                                    (13,167,253)        (6,490,537)
  Certificates of deposit with other banks                    (285,000)
  Purchase Bank Owned Life Insurance                           (70,282)         2,218,795
  Purchases of premises and equipment                          (52,625)           (71,495)
                                                          -------------------------------

       Net cash used by investing activities               (11,616,801)       (21,821,900)

Financing activities:
  Net increase in demand and interest-bearing
   deposits, and savings                                    17,654,595         18,062,114
    Cah paid in lieu of stock dividends                          (2085)
  Net increase in time deposits                             (1,756,892)         3,260,891
  Options exercised                                             97,493                 --
  Net change in borrowings                                     (17,113)                --
                                                          -------------------------------

       Net cash provided by financing activities            15,978,083         21,323,005
                                                          -------------------------------

Net increase in cash and cash equivalents                    5,666,590             36,661

Cash and cash equivalents at beginning of period             6,639,537         10,084,700
                                                          -------------------------------

Cash and cash equivalents at end of period                $ 12,306,127       $ 10,121,361
                                                          ===============================

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                               $  1,384,328       $  1,163,405
   Income taxes                                                     --                 --

  The accompanying notes are an integral part of the financial statements

                              SERVICE 1ST BANCORP
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION


The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 of the Company's subsidiary Service 1st Bank. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and the Company's income statements for the three months and nine months September 30, 2004 and 2003, and the statement of cash flows for the nine months ended September 30, 2004 and 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The exercise price of each option is greater than or equal to the fair market value of the stock on the date of grant Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the net income and income per share would have been changed to the pro forma amounts indicated below.

                                           For the three           For the nine
                                            months ended           months ended
                                        09/30/04    09/30/03    09/30/04     09/30/03
                                       -----------------------------------------------
Net Income:
As reported                            $  478,891  $  132,334  $ 1,052,909  $  216,080
Stock-Based Compensation using the
  Intrinsic Value Method
Stock-Based Compensation that would
  have been reported using the Fair
  Value Method of SFAS No. 123             (2,689)    (25,087)      (8,067)    (75,261)
                                       -----------------------------------------------

Pro Forma                              $  476,202  $  107,247  $ 1,044,842  $  140,819
                                       ===============================================

Net income per share - basic
  As reported                          $     0.40  $      .11  $       .90  $      .19
  Pro Forma                            $     0.39  $      .09  $       .90  $      .12

Net income per share - diluted
  As reported                          $     0.38  $      .11  $       .87  $      .19
  Pro Forma                            $     0.38  $      .09  $       .87  $      .12

                               SERVICE 1ST BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2:  EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of September 30, 2004 and 2003.


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

The amortized cost and fair values of investment securities available-for-sale at September 30, 2004 were:

                                                          Gross       Gross    Estimated
                                           Amortized   Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses     Value
                                          -----------------------------------------------
Obligations of U.S. Government Agencies   $19,472,049  $  24,808    (100,429)  19,396,428

State and public subdivisions                 125,000      4,310          --      129,310

Asset backed-securities                     4,394,050     35,632      (6,301)   4,423,381

Mortgage backed-securities                 20,361,647     45,727    (128,438)  20,278,936
                                          -----------------------------------------------
                                          $44,352,746  $ 110,477   $(235,168) $44,228,055
                                          ===============================================

The amortized cost and fair values of investment securities held-to-maturity at September 30, 2004 were:

                                                          Gross       Gross    Estimated
                                           Amortized   Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses     Value
                                          -----------------------------------------------
Asset backed-securities                   $    49,946  $   6,240   $      --  $   309,536

Mortgage backed-securities                    345,537     13,279        (146)     358,670
                                          -----------------------------------------------
                                          $   698,779  $  19,519   $    (146) $   668,206
                                          ===============================================

                              SERVICE 1ST BANCORP
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Service 1st Bank's customers are primarily located in San Joaquin County. Approximately 71% of the Bank's loans are for real estate and construction loans and approximately 21% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 5%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                     9/30/2004      12/31/2003
                                   ----------------------------

Real estate                        $ 48,221,274    $ 37,564,352
Commercial                           14,215,348      11,278,955
Agricultural                          2,316,179       2,869,187
Consumer                              1,985,407       1,785,920
All other (including overdrafts)         19,722          46,887
                                   ----------------------------
                                     66,757,930      53,545,301
Deferred loan fees and costs           (252,269)       (206,893)
Allowance for loan losses              (963,000)       (838,000)
                                   ----------------------------
   Total net loans                 $ 65,542,661    $ 52,500,408
                                   ============================

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

Summary of Financial Condition
------------------------------

      The Company's total consolidated assets increased 15.7% from December 31, 2003 to September 30, 2004. As of September 30, 2004, total consolidated assets were $127,921,587 compared to $110,527,776 as of December 31, 2003. The increase in growth is from increased customer recognition and market acceptance of the Liquid Gold Checking account and Municipal Investment Account.

      Total net loans at September 30, 2004 were $65,542,661 compared to $52,500,408 at December 31, 2003. This represents an increase in net loans of 24.8% from December 31, 2003. The increase in loans represents management's continued success at attracting new loan customers.

      Total investment securities at September 30, 2004 were $44,876,888 compared to $47,119,345 at December 31, 2003. The decrease in investments from December 31, 2003 was $2,242,457.

      Total deposits were $117,518,780 at September 30, 2004 compared to $101,621,077 at December 31, 2003. This growth in deposits was primarily an increase in the Bank's Liquid Gold Checking Account and Municipal Investment Account. Liquid Gold Checking Accounts grew to $37,873,608 at September 30, 2004 compared to $34,975,926 at December 31, 2003. The Municipal Investment Account at September 30, 2004 was $23,295,490 compared to $9,050,875 at December 31, 2003. Noninterest-bearing DDA accounts increased from $13,588,553 at December 31, 2003 to $20,386,633 at September 30, 2004.

Results of Operations
---------------------

      Consolidated net income for the three months ended September 30, 2004 was $478,891 compared to $132,334 for the same period during 2003. Consolidated net income for the nine months ended September 30, 2004 was $1,052,909 compared to $216,080 for the same period during 2003. Basic net income per share for the three months ended September 30, 2004 was $0.40 and diluted net income per share was $0.38. The basic and diluted income per share for the third quarter of September 30, 2003 was $.011. Basic net income per share for the nine months ended September 30, 2004 was $0.90 and diluted net income per share was $.87. The basic and diluted income per share for the nine months ended of 2003 was $00.19. The favorable improvement in the Company's operations for the three months and nine months ended September 30, 2004 reflects the income that the Bank has been able to generate from an increase in loan and investment income, increased fees on deposit accounts, premiums received on loans sold, and loan servicing fees as well as
recognition of tax benefits related to prior operating losses.   There were
also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

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

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2004 and 2003.

                                                   September 30, 2004                        September 30, 2003
                                        --------------------------------------      -------------------------------------
                                                                      Average                                    Average
                                            Average      Income/      Yield or        Average      Income/      Yield or
                                            Balance     Expense      Rate Paid        Balance      Expense      Rate Paid
                                        ---------------------------------------------------------------------------------
 Interest-earning assets:
 Interest-bearing deposits              $    111,521   $      378                   $        --   $       --     $    --
 Investment securities                    46,754,686      423,664      3.60%         39,416,119      273,419        2.75%
 Federal funds sold                        1,158,419        4,413      1.51%          4,552,186       11,312        0.99%
 Loans (1) (2)                            66,640,395    1,175,010      7.00%         49,349,543      890,822        7.16%
                                        -------------------------                   ------------------------
    Total interest-earning assets        114,665,021    1,603,465      5.55%         93,279,455    1,175,553        5.00%

 Allowance for possible loan losses         (957,073)                                  (715,661)
 Cash and due from banks                   7,426,860                                  4,441,529
 Bank premises and equipment                 656,850                                    756,962
 Accrued interest receivable                 531,169                                    371,840
 Other assets                              3,964,838                                    428,361
                                        ------------                                -----------
    Total assets                        $126,287,665                                $98,562,486
                                        ============                                ===========

 Interest-Bearing Liabilities:
 Demand deposits                        $ 64,185,376      246,085      1.52%        $44,183,331      196,792        1.77%
 Savings & money market accounts           7,717,465       14,408      0.74%          9,138,079       20,512        0.89%
 Time Deposits                            24,691,164      211,586      3.40%         23,194,658      182,347        3.12%
 Other borrowings                          1,660,666        8,396      2.01%            129,841          768        2.35%
                                        -------------------------                   ------------------------
    Total interest-bearing liabilities    98,254,671      480,475      1.94%         76,645,909      400,419        2.07%
                                                       ----------                                 ----------

 Non-interest bearing demand deposits     18,431,810                                 13,474,028
 Other Liabilities                           936,000                                    329,175
                                        ------------                                -----------
    Total liabilities                    117,622,481                                 90,449,112
 Shareholders' equity                      8,665,184                                  8,113,374
                                        ------------                                -----------
    Total liabilities and
     shareholders' equity               $126,287,665                                $98,562,486
                                        ============                                ===========
 Net interest income                                   $1,122,990                                 $  775,134
                                                       ==========                                 ==========
 Net interest margin on average
  interest earning assets (3)                                          3.90%                                        3.30%

 1. Average loan balances include average deferred loan fees of $233,090 and $191,094 for the three month periods ending September 30, 2004 and 2003, respectively.
 2. Interest on loans includes fees of $94,168 and $25,011 for the three month periods ending September 30, 2004 and 2003, respectively.
 3. Net interest margin is computed by dividing net interest income by total average earning assets.

 All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended September 30, 2004 and 2003.

                                                   September 30, 2004                        September 30, 2003
                                        --------------------------------------      -------------------------------------
                                                                      Average                                    Average
                                            Average      Income/      Yield or        Average      Income/      Yield or
                                            Balance     Expense      Rate Paid        Balance      Expense      Rate Paid
                                        ---------------------------------------------------------------------------------
 Interest-earning assets:
 Interest-bearing deposits              $     37,445   $      378      1.35%        $        --   $       --        0.00%
 Investments                              49,584,363    1,276,690      3.44%         32,428,575      706,512        2.91%
 Federal funds sold                        1,887,465       15,701      1.11%          5,813,563       50,529        1.16%
 Loans (1) (2)                            61,226,057    3,238,520      7.07%         46,982,482    2,575,480        7.33%
                                        -------------------------                   ------------------------
    Total interest-earning assets        112,735,330    4,531,289      5.37%         85,224,620    3,332,521        5.23%

 Allowance for possible loan losses         (904,906)                                  (651,534)
 Cash and due from banks                   6,561,585                                  5,279,284
 Bank premises and equipment                 683,693                                    769,803
 Accrued interest receivable                 528,928                                    353,476
 Other assets                              3,668,655                                    419,281
                                        ------------                                -----------
    Total assets                        $123,273,285                                $91,394,930
                                        ============                                ===========

 Interest Bearing Liabilities:
 Demand deposits                        $ 59,426,555      681,291      1.53%        $34,565,831      528,941        2.05%
 Savings & money market accounts          10,712,051       65,971      0.82%          9,990,319       80,232        1.07%
 Time Deposits                            25,179,411      597,610      3.17%         22,711,697      542,141        3.19%
 Other borrowings                            806,457       15,849      2.63%             65,965        2,515        5.10%
                                        -------------------------                   ------------------------
    Total interest-bearing liabilities    96,124,474    1,360,721      1.89%         67,333,812    1,153,829        2.29%
                                                       ----------                   ------------------------
 Non-interest bearing demand deposits     17,823,384                                 15,548,817
 Other Liabilities                        636,263.00                                    361,220
                                        ------------                                -----------
    Total liabilities                    114,584,121                                 83,243,849
 Shareholders' equity                      8,689,164                                  8,151,081
                                        ------------                                -----------
    Total liabilities and
     shareholders' equity               $123,273,285                                $91,394,930
                                        ============                                ===========
 Net interest income                                   $3,170,568                                 $2,178,692
                                                       ==========                                 ==========
 Net interest margin on average
  interest earning assets (3)                                          3.76%                                        3.42%

 1. Average loan balances include average deferred loan fees of $235,050 and $144,398 for the nine month periods ending September 30, 2004 and 2003, respectively.
 2. Interest on loans includes fees of $109,278 and $97,398 for the nine month periods ending September 30, 2004 and 2003, respectively.
 3. Net interest margin is computed by dividing net interest income by total average earning assets.

 All average balances have been computed using daily balances.

      Net interest income for the three months ended September 30, 2004 was $1,122,990 compared to $775,134 for 2003. Average interest-earning assets for the three months ended September 30, 2004 was $114,665,021 compared to $93,279,455 during the same three months of 2003 The yield earned on average interest-earning assets during the third quarter of 2004 was 5.55% compared
to 5.00% during the third quarter of 2003.   The average rate paid on
interest bearing-liabilities decreased from 2.07% for the third quarter of 2003 to 1.94% during the third quarter of 2004. Net interest income for the nine months ended September 30, 2004 was $3,170,568 compared to $2,178,692 for 2003. Average interest-earning assets for the nine months ended September 30, 2004 was $112,735,330 compared to $85,224,620 during the same nine months of 2003 The yield earned on average interest-earning assets during the nine months ended September 30, 2004 was 5.37% compared to 5.23%
during the same period of 2003.   The average rate paid on interest
bearing-liabilities for the nine months ended September 30, 2004 was 1.89% compared to 2.29% for the same period of 2003. The decline in rates paid on deposits and earned on loans was a result of the Federal Reserve Bank cutting interest rates over the last three years to stimulate the economy. The lower interest rates caused the yields to decline on loans, Federal Funds sold, and deposits. On June 30, 2004, the Federal Reserve Bank increased interest rates on the target for federal funds from 1.00% to 1.25%, on August 10, 2004 they increased the interest rate to 1.50%, and on September 21, 2004 they increased interest rates to 1.75%. Total average interest-bearing liabilities for the three months ended September 30, 2004 increased to $98,254,761 from $76,645,909 for the same period of 2003. Total average interest-bearing liabilities for the nine months ended September 30, 2004 increased to $96,124,474 from $67,333,812 for the same period of 2003.

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

      Construction loans and other real estate secured loans comprise 71% of total loans outstanding at September 30, 2004. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

      The provision for loan losses for the three months ended September 30, 2004 was $20,000 compared to $95,000 during the same quarter of 2003. The provision of loan losses for the nine months ended September 30, 2004 was $125,000 compared to $195,000 for the previous period in 2003. At September 30, 2004, the allowance for loan losses was $963,000 compared to $838,000 at December 31, 2003. The ratio of allowance for loan losses to gross loans was 1.44% at September 30, 2004 compared to 1.57% at December 31, 2003. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                         For the Nine Months Ended September 30,
                                                2004                 2003
                                             -----------         -----------
Outstanding Loans:
  Average for the Period                     $61,226,057         $46,982,482
  End of the Period                          $66,505,661         $51,732,145
Allowance For Loan Losses:
Balance at Beginning of Year                 $   838,000         $   598,000
Actual Charge-Offs:
  Commercial                                          --                  --
  Consumer                                            --              10,000
  Real Estate                                         --                  --
                                             -----------         -----------
Total Charge-Offs                                     --              10,000
Less Recoveries:
  Commercial                                          --                  --
  Consumer                                            --                  --
  Real Estate                                         --                  --
                                             -----------         -----------
Total Recoveries                                      --                  --
                                             -----------         -----------
Net Loans Charged-Off                                 --                  --
Provision for Loan Losses                        125,000             195,000
                                             -----------         -----------
Balance at End of Period                     $   963,000         $   783,000
                                             ===========         ===========
Ratios:
  Net Loans Charged-Off to Average Loans               0%                .02%
  Allowance for Loan Losses to Total Loans          1.44%               1.57%
  Net Loans Charged-Off to Beginning
   Allowance for Loan Losses                           0%               1.67%
  Net Loans Charged-Off to Provision for
   Loan Losses                                         0%               5.13%
  Allowance for Loan Losses to
   Nonperforming Loans                              8.60%              74.63%


Nonaccrual Loans, Loans Past Due 90 Days and OREO
-------------------------------------------------

      Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $82,806 at September 30, 2004 and $1,049,138 at September 30, 2003 and $699,000 at
December 31, 2003.

      At September 30, 2004 there were loans totaling $82,806 that were considered impaired or troubled debt restructurings compared to $699,000 at December 31, 2003, and $1,049,138 at September 30, 2003. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2004 or December 31, 2003. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2004 or December 31, 2003, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

      There was no other real estate owned at September 30, 2004 and December 31, 2003.

Noninterest Income
------------------

      Noninterest income for the three months ended September 30, 2004 was $278,583 compared to $271,882 for the same period during 2003. Service charges and other income for the three months ended September 30, 2004 was $60,394 compared to $44,554 for 2003. Service charges for the nine months ended September 30, 2004 was $158,077 compared to $98,447 for the nine months ended September 30, 2003. The increase in service charges and other income was from the growth in the number of deposit accounts. The Bank offers loans on single family homes through a first party lender. The Bank receives fees for the packaging of the loans provided to the first party lender. The loans are funded by and become assets of the first party lender. The fees on residential first trust deeds for the three months ended September 30, 2004 were $40,082 compared to $69,877 in 2003. The fees on residential first trust deeds for the nine months ended September 30, 2004 were $116,338 compared to $151,922 in 2003. During 2003, the refinance market for loans was strong. The refinance demand has declined in 2004 causing the earnings from the activity to decrease. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended September 30, 2004 were $113,685 compared to $122,671 during the same period in 2003. The premium on loans sold was $287,706 for the nine months ended September 30, 2004 compared to $258,997.

Noninterest Expense
-------------------

      Salaries and employee benefits for the three months ended September 30, 2004 was $605,320 compared to $474,246 for the three months ended September 30, 2003. Salaries and employee benefits for the nine months ended September 30, 2004 was $1,655,977 compared to $1,301,332 for the period of 2003. The increase in salaries and employee benefits during 2004 was a result of bonuses, retirement benefits, and additional employees. Accrued bonuses for the three months ended September 30, 2004 was $101,769 and the bonus accrual for the nine months ended September 30, 2004 was $191,885. There were no bonuses accrued during 2003. In July 2003, the Company established a retirement plan for certain key executives. The Company accrued retirement expense of $58,896 for the three months ended September 30, 2004 compared to $36,789 for the same period during 2003. For the nine months ended September 30, 2004, the Company accrued $132,859.35 compared to $36,789 for the same period of 2003. The additional increase in salaries and employee benefits reflects an increase in staff as a result of the growth in the Company.

      Occupancy and equipment expense was $139,057 for the three months ended September 30, 2004 compared to $146,645 for the same period during 2003.
Occupancy and equipment expense was $408,580 for the nine months ended September 30, 2004 compared to $403,520 for the same period during 2003.

      Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended September 30, 2004 were $308,305 compared to $200,694 for the three months ended September 30, 2003. Other operating expenses for the nine months ended September 30, 2004 were $908,403 compared to $672,3554. The increase in other expenses was commensurate with the growth of the Bank.

Capital Resources
-----------------

      Total shareholders' equity at September 30, 2004 was $9,460,405 compared to $8,282,771 at December 31, 2003. The increase was primarily from the net income for the nine months ended September 30, 2004. One officer and a director exercised options during the third quarter. The shares issued for the options exercised were 10,500 with cash of $97,493paid to the Company.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2004 and December 31, 2003 as well as the minimum capital ratios for capital adequacy under the regulatory framework:

                                                                                        To Be Categorized
                                                                                         Well Capitalized
                                                                                             Under
                                                                     For Capital        Prompt Corrective
                                                  Actual:        Adequacy Purposes:     Action Provisions:
Company                                     Amount     Ratio       Amount    Ratio       Amount     Ratio
                                            -------    -----      -------    -----      -------     -----
As of September 30, 2004
------------------------
Total Capital (to Risk Weighted Assets):    $10,519     12.4%     $ 6,792     8.00%        N/A
Tier 1 Capital (to Risk Weighted Assets):   $ 9,521     11.2%     $ 3,396     4.00%        N/A
Tier 1 Capital (to AverageAssets):          $ 9,521      7.6%     $ 5,034     4.00%        N/A

As of December 31, 2003
-----------------------
Total Capital (to Risk Weighted Assets):    $ 9,214     13.0%     $ 5,686     8.00%        N/A
Tier 1 Capital (to Risk Weighted Assets):   $ 8,376     11.8%     $ 2,843     4.00%        N/A
Tier 1 Capital (to Average Assets):         $ 8,376      7.4%     $ 4,541     4.00%        N/A

Bank
As of September 30, 2004
------------------------
Total Capital (to Risk Weighted Assets):    $10,767     12.7%     $ 6,792     8.00%     $ 8,489     10.00%
Tier 1 Capital (to Risk Weighted Assets):   $ 9,769     11.5%     $ 3,396     4.00%     $ 5,094      6.00%
Tier 1 Capital (to Average Assets):         $ 9,769      7.8%     $ 5,033     4.00%     $ 6,292      5.00%

As of December 31, 2003
-----------------------
Total Capital (to Risk Weighted Assets):    $ 9,182     12.9%     $ 5,686     8.00%     $ 7,107     10.00%
Tier 1 Capital (to Risk Weighted Assets):   $ 8,344     11.7%     $ 2,843     4.00%     $ 4,264      6.00%
Tier 1 Capital (to Average Assets):         $ 8,344      7.4%     $ 4,541     4.00%     $ 5,677      5.00%

The Bank meets the "well capitalized" capital ratio measures at both September 30, 2004 and December 31, 2003; however, the Company has committed to raise $3 to $5 million in additional Tier 1 capital by year-end to achieve a leverage ratio of 8.5% or higher, in accordance with a capital plan adopted in response to the Company's asset growth and directives by the California Department of Financial Institutions and the FDIC. The capital will be raised in a private placement of common stock primarily to accredited investors during the fourth quarter of 2004.

Liquidity
---------

      The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and Federal Home Loan Bank of San Francisco totaling $24,700,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation
---------

      The   impact  of   inflation   on  a   financial   institution   differs
significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending September 30, 2004 and 2003.

Off-Balance Sheet Items
-----------------------

      As of September 30, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $23,774,682 and $20,558,000 at September 30, 2004 and December 31, 2003, respectively. As a percentage of net loans these off-balance sheet items represent 35.6% and 39.2%, respectively.

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

Item 3. Controls and Procedures

      (a)   Disclosure Controls and Procedures:
An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2004. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      (b)   Internal Control Over Financial Reporting:
An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II. OTHER INFORMATION

Item 1.  Legal

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities and Mall Business Issuers Purchases of Equity Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6.  Exhibits

         (2.1) Plan of Reorganization and Merger Agreement (included in Annex
         A), incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (3.1) Articles of Incorporation, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (3.2) Bylaws, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (4.1) Specimen form of certificate for Service 1st Bancorp common stock, incorporated by reference from Registrant's Form 10-QSB, filed with the Securities and Exchange Commission on November 14, 2003.

         (10.1) Lease agreement dated May 3, 2003, related to 2800 W. March Lane, Suite 120, CA 95219, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.2) Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 W. 10th Street, Tracy, CA 95376, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.3)* 1999 Service 1st Bancorp Stock Option Plan, Amendment No. 1 thereto, and related forms of Incentive and Nonstatutory Stock Option Agreements entered into with executive officers and directors, incorporated by reference from the Registrant's Form S-8, Registration No. 333-107346, filed with the Securities and Exchange Commission on July 25, 2003.

         (10.4) Agreement dated July 27, 1999 with BancData Solutions, Inc. for service bureau and data processing services, incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.5) Agreement with Financial Marketing Services dated February 1, 2000, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.6)* Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description, dated January 1, 2000 incorporated by reference from the Registrant's Form S- 4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.7) Dennis A. Reed (Senior Vice President/Senior Real Estate Officer) Employment Agreement dated January 22, 2003, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.8) John A. Montalbo (Senior Vice President/SBA Department Manager) Employment Agreement dated March 18, 2003, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (10.9) Lease agreement dated March 27, 2003, related to 3533 Jamison Way, Castro Valley, California 94546, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

         (10.10)* John O. Brooks Salary Continuation Agreement dated September10, 2003, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004. . (10.11)* Bryan R. Hyzdu Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

         (10.12)* Robert E. Bloch Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

         (10.13)* Patrick J. Carman Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

         (10.14)* John O. Brooks Employment Agreement dated July 15, 2004.

         (10.15)* Bryan R. Hyzdu Employment Agreement dated July 15, 2004.

         (10.16)* Robert E. Bloch Employment Agreement dated July 15, 2004.

         (10.17)* Patrick J. Carman Employment Agreement dated July 15, 2004.

         (10.18)* Shannon Reinard Employment Agreement dated July 15, 2004.

         (14.1) Code of Ethics, incorporated by reference from the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 30, 2004.

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


                              Service 1st Bancorp

Date:  November 12, 2004      /s/ JOHN O. BROOKS
                              ----------------------------------------
                              John O. Brooks, Chief Executive Officer




Date:  November 12, 2004      /s/ ROBERT E. BLOCH
                              ----------------------------------------
                              Robert E. Bloch, Chief Financial Officer

                              EXHIBIT INDEX

Exhibit                                                              Sequential
Number                        Description                            Page Number
-------                       -----------                            -----------

10.14     John O. Brooks Employment Agreement dated July 15, 2004         23

10.15     Bryan R. Hyzdu Employment Agreement dated July 15, 2004         36

10.16     Robert E. Bloch Employment Agreement dated July 15, 2004        49

10.17     Patrick J. Carman Employment Agreement dated July 15, 2004      62

10.18     Shannon Reinard Employment Agreement dated July 15, 2004        74

31.1      Certifications of Chief Executive Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002.               85

31.2      Certifications of Chief Financial Officer pursuant
          to Section 302 of the Sarbanes-Oxley Act of 2002                86

32.1      Certification of Service 1st Bancorp by its Chief
          Executive Officer and Chief Financial Officer pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.               87