Form 10KSB
period 2004-12-31
SERVICE 1ST BANCORP
filed 2005-03-31
CIK 1225078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________ to ____________

                          Commission File No. 000-50323

                               SERVICE 1ST BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

      State of California                               32-0061893
--------------------------------             --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification)
 incorporation or organization)

2800 West March Lane, Suite 120, Stockton, California          95219
-----------------------------------------------------        ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues of the issuer for the 2004 fiscal year were $7,166,792.

As of March 22, 2005, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $21,476,950.

1,590,937 shares of registrant's common stock were outstanding at March 22, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB:
Part III, Items 9 through 12 and 14 from registrant's definitive proxy statement for the 2005 annual meeting of shareholders.

The Index to Exhibits is located at page 67.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Service 1st Bancorp (the "Company") is a California corporation, incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. The Bank is locally owned and operated and serves the individuals, small and medium-sized businesses, municipalities and professionals located in and adjacent to the cities of Stockton and Tracy and adjacent communities in San Joaquin County. The Bank also has a loan production office in Castro Valley, California.

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

As of December 31, 2004, the Bank had total loans of $69,578,484 net of allowance for loan losses of $963,000 and deferred fees of $293,136. Of the loan total, $14,721,336 were commercial loans, $35,302,346 were real estate loans, $15,498,534 were construction and land development loans, $1,951,225 were agriculture loans and $2,105,043 were consumer loans. Total deposits at December 31, 2004 were $122,108,582. Of the deposit total, $20,958,209 were non-interest-bearing demand deposits, $75,255,549 were interest-bearing demand, money market and savings deposits, and $25,894,824 were interest-bearing time deposits.

The principal source of the Company's revenues reflected as a percentage of total revenues are: (1) interest and fees on loans 61%; (2) interest on Federal Funds sold 1%; (3) interest on investments 24%; (4) gain on sale and servicing of loans 6%; (5) referral fees on mortgage loans 2%; (6) service charges and other fees 4%; and (7) earnings on cash surrender value life insurance 2%.

EMPLOYEES

The Company employed 31 people on a full-time equivalent basis as of December 31, 2004.

WEBSITE ACCESS

Information regarding the Company and the Bank may be obtained from the Company's website at www.service1stbank.com. Copies of the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and Section 16 reports by Company insiders, including exhibits and amendments thereto, are available free of charge on the Company's website as soon as they are published by the Securities and Exchange Commission through a link to the Edgar reporting system maintained by the Securities and Exchange Commission. To access Company filings, select the "Go to Service 1st Bancorp" menu item on the Company website, then select either "Click here to view Service 1st Bancorp SEC Filings," followed by selecting "Continue to view SEC Filings" to view or download copies of reports including Form 10-KSB, 10-QSB or 8-K, or select "Click here to view Section 16 Reports," followed by selecting "Continue to view Section 16 Reports," to view or download reports on Forms 3, 4 or 5 of insider transactions in Company securities.

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

At December 31, 2004, the Company and the Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, will be subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

COMPETITION

COMPETITIVE DATA

At June 30, 2004, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 66 offices in the cities of Tracy and Stockton, California, where the Bank has two offices. The Bank also operates a loan production office in Castro Valley, California. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2004, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $2,133,322 on an unsecured basis and $3,555,537 on a fully secured basis based on capital and reserves of $14,222,147.

The Bank's business is concentrated in its service area, which primarily encompasses San Joaquin County. The economy of the Bank's service area is dependent upon government, manufacturing, residential construction, tourism, retail sales, population growth and smaller service oriented businesses.

Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2004, there were 107 operating commercial and savings bank offices in San Joaquin County with total deposits of $36,846,932,000. This was an increase of $23,353,594,000 over the June 30, 2003 balances. The Bank held a total of $114,295,000 in deposits, representing approximately .31% of total commercial and savings banks deposits in San Joaquin County as of June 30, 2004. The large growth in deposits for the San Joaquin County was as a result of a major financial institution being included in the San Joaquin County totals. Excluding this one institution, deposits in San Joaquin County for the 12 months ended June 30, 2004 grew $496,181,000 and Service 1st Bank's percentage of deposits would have been 2.9%.

In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the risk-based assessment rate schedule, the Bank's current capital ratios and levels of deposits, the Bank anticipates no change in the assessment rate applicable to it during 2005 from that in 2004.

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

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. Certain surveillance provisions of the Patriot Act are scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions have been filed by the ACLU and other organizations. It is not clear whether the provisions that are scheduled to expire will expire as scheduled, or be replaced or superseded by alternative provisions. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

     . Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

     . Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require all services provided by the independent auditor to be pre-approved by the audit committee.

     . Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

     . Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

     . Enhanced criminal penalties for a broad array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

     . Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

          . Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

          . Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

          . Compliance with applicable governmental laws, rules and regulations;

          . The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

          .    Accountability for adherence to the code.

     . Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." To qualify as an "audit committee financial expert," a person must have:

          . An understanding of generally accepted accounting principles and financial statements;

          . The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

          . Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

          . An understanding of internal controls and procedures for financial reporting; and

          .    An understanding of audit committee functions.

     A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

          . Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

          . Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

          . Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

          .    Other relevant experience.

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

     .    A prohibition on insider trading during pension plan blackout periods.

     .    Disclosure of off-balance sheet transactions.

     .    A prohibition on certain loans to directors and officers.

     . Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

     . Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.

     . Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

     . Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in reducing the filing deadline for Form 10-K reports from 75 days currently (formerly 90 days) after the fiscal year end to 60 days and Form 10-Q reports from 40 days currently (formerly 45 days) after the fiscal quarter end to 35 days, in each case to be effective for the respective reports filed for fiscal years ending on or after December 15, 2005.

     . Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.

     . Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

          .    Independence standards for members;

          . Responsibility for selecting and overseeing the issuer's independent accountant;

          . Responsibility for handling complaints regarding the issuer's accounting practices;

          .    Authority to engage advisers; and

          . Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

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

The Company's securities are not currently listed on the Nasdaq Stock Market and are reported on the OTC Bulletin Board. Consequently, the Company is not currently required to comply with Nasdaq listing rules set forth below. However, if the Company lists its common stock on the Nasdaq Stock Market in the future, the Company would be required to comply with Nasdaq listing rules in effect at that time, which may include the rules set forth below, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act. Generally, Nasdaq listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards include the following:

     . A majority of directors of a listed company must be "independent", which excludes:

          . Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

          . Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

          . Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

          . Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;

          . Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

          . Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

     . Independent directors of a listed company must meet alone in executive sessions at least two times annually.

     . Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

     . Compensation of a listed company's chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

     . The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

          . The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

          . Each director must be able to read and understand financial statements;

          . At least one director must meet the "financial sophistication" criteria which the company must certify;

          .    The committee must adopt a written charter; and

          . The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

     . The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

     . A code of conduct had to be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act and the Nasdaq Marketplace Rules; (ii) covers all directors, officers and employees;
          (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

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

On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

     . The name of the a company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

     . The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;

     . A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;

     . Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

     . Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

     . Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

The Check Clearing for the 21st Century Act (commonly referred to as "Check 21") was signed into law in 2003 and became effective on October 28, 2004. The law facilitates check truncation by creating a new negotiable instrument called a "substitute check" which permits banks to truncate original checks, to process check information electronically and to deliver "substitute checks" to banks that want to continue receiving paper checks. Check 21 is intended to reduce the dependence of the check payment system on physical transportation networks (which can be disrupted by terrorist attacks of the type which occurred on September 11, 2001) and to streamline the collection and return process. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create "substitute checks." The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

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

The main office consists of approximately 4,715 square feet on the ground floor of an office building located adjacent to Interstate Highway 5 and is leased from October 1, 2002 to September 30, 2009. There are two five-year options to extend the lease term. The current monthly lease rate is $10,549.

The Bank's Tracy office consists of approximately 12,188 square feet of space on the ground floor and second floor of a two story building located in downtown Tracy and is leased from February 15, 2000 to February 28, 2007, with two five-year options to extend the lease term. The current monthly lease rate is $6,932, subject to CPI adjustment on each anniversary of the commencement date. The monthly rate during the extended term is the greater of the existing rent, as adjusted by the CPI, or the fair market rental value of the premises at the commencement of the extended term.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange and is not quoted by The Nasdaq Stock Market. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SVCF." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Total shares and price per share have been adjusted retroactively to reflect a 5% dividend payable on April 12, 2004. As of March 15, 2005, there were 1,590,937 shares of the Company's common stock outstanding. The Company's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, by the filing of the Company's registration statement on Form 8-A with the SEC on June 26, 2003. Vanguard Capital and Wells Fargo Van Kasper have facilitated trades in the Company's common stock. The high and low bid quotations for the Company's common stock for each full quarterly period of the Company's operations for the last two years is listed in the chart below.

               Calendar Year                   High       Low
               --------------                --------   --------
                   2004
               First Quarter                 $  15.48   $  13.33
               Second Quarter                $  14.50   $  13.00
               Third Quarter                 $  14.40   $  12.00
               Fourth Quarter                $  15.50   $  13.05

                   2003
               First Quarter                 $  10.48   $   9.05
               Second Quarter                $  14.29   $   9.05
               Third Quarter                 $  14.29   $  10.95
               Fourth Quarter                $  14.52   $  11.62

The high and low bid quotations for the Company's common stock were $16.75 and $17.50 as of March 22, 2005.

HOLDERS

At March 22, 2005, there were approximately 675 shareholders of the Company's common stock. There are no other classes of equity shares of the Company outstanding.

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

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution. In addition to the foregoing restrictions upon dividend payments by the Bank, at December 31, 2004, the Bank had accumulated deficit retained earnings of $655,945. Under the Financial Code requirements for the payment of dividends, the Bank is restricted from paying dividends to the Company without the prior consent of the Commissioner until the deficit retained earnings are eliminated.

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

STOCK REPURCHASES

The Company did not repurchase shares of its common stock during the fourth quarter of the year ended December 31, 2004, and has not repurchased shares of its common stock at any time since its incorporation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

BUSINESS ORGANIZATION

Service 1st Bancorp (the "Company") is a California corporation, headquartered in Stockton, California, and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of December 31, 2004, the Bank operated two full-service offices in the cities of Stockton and Tracy in San Joaquin County, and a loan production office in Castro Valley, Alameda County. The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities.

The following analysis is designed to enhance the reader's understanding of the Bank's financial condition and the results of its operations as reported in the Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

SELECTED FINANCIAL DATA

                                                           2004                2003
                                                     ----------------    ----------------
Interest Income                                      $      6,185,694    $      4,657,728
Interest Expense                                            1,878,809           1,586,583
                                                     ----------------    ----------------
Net interest Income                                         4,306,885           3,071,145
Provision for loan loss                                       125,000             250,000
                                                     ----------------    ----------------
Net Interest Income After Provision for Loan Losses         4,181,885           2,821,145
Non-interest Income                                           981,098             777,308
Non-interest Expense                                        3,999,005           3,223,611
                                                     ----------------    ----------------
Income before Provision for Taxes                           1,163,978             374,842
Tax Expense (Credit)                                         (250,000)              1,600
                                                     ----------------    ----------------
Net Income                                           $      1,413,978    $        373,242
                                                     ================    ================
Net Income Per Share - Basic                         $           1.21    $            .32
Net Income Per Share - Diluted                       $           1.17    $            .32
Return on Average Assets                                         1.12%                .38%
Return on Average Equity                                        15.76%               4.59%
Average Equity to Average Assets                                 7.13%               8.39%
Average Loans to Average Deposits                               53.68%              55.00%
Total Assets as of December 31,                      $    137,172,635    $    110,527,776
Total Deposits as of December 31,                    $    122,108,582    $    101,621,077
Net Interest Margin                                              3.74%               3.39%

EARNINGS OVERVIEW

The Company had net income of $1,413,978 for the year ended December 31, 2004, representing an improvement of $1,040,736 compared to net income of $373,242 in 2003. Basic earnings per share were $1.21, and $.32 at December 31, 2004 and 2003, respectively. Fully diluted earnings per share were $1.17 and $.32 for December 31, 2004 and 2003, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing the net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates. Beginning in January 2001 and continuing through December 2004, actions by the Federal Reserve Board to cut interest rates resulted in the prime rate being cut from 9.50% to 4.00%. Historically, the largest source of income for banks is that which is created by net interest income. These reductions in rates, specifically as it relates to earning assets that adjust with the prime rate, made it very difficult to maintain the level of the net interest margin that the Company had experienced in the past. In 2004, the Company's net interest margin began to improve. The net interest margin on average interest earning assets increased from 3.39% for 2003 to 3.74% for 2004.

Net interest income before provision for loan loss for 2004 was $4,306,585 representing an increase of $1,235,740 or 40.24% from $3,071,145 in 2003. The increase in net interest income for 2004 was primarily attributable to an increase of $24,526,642 in average interest-earning assets from 2003 to 2004. The average rate earned on interest earning assets increased from 5.14% in 2003 to 5.37% in 2004. Interest income in 2004 was $6,185,694 or $1,527,966 greater than 2003. The growth in average interest bearing liabilities was $24,460,111. Interest expense for 2004 was $1,878,809 or $292,226 greater than 2003. Net interest income in 2004 was $3,071,145 or $309,345 greater than the $2,761,800 in 2003.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 2004 and 2003.

                                                    December 31, 2004                           December 31, 2003
                                        -----------------------------------------   ------------------------------------------
                                                                         Average                                      Average
                                            Average        Income/      Yield or        Average          Income/     Yield or
                                            Balance        Expense      Rate Paid       Balance          Expense     Rate Paid
                                        --------------  ------------   ----------   ---------------   ------------  ----------
Interest-earning assets:
Interest-bearing deposits               $      116,762  $      1,578         1.35%  $             -   $          -        0.00%
Investments                                 49,637,505     1,728,347         3.48%       36,323,503      1,061,603        2.92%
Federal funds sold                           3,273,068        50,726         1.55%        5,630,625         63,042        1.12%
Loans (1)(2)                                62,114,423     4,405,043         7.09%       48,660,988      3,533,083        7.26%
                                        --------------  ------------                ---------------   ------------
   Total interest-earning assets           115,141,758     6,185,694         5.37%       90,615,116      4,657,728        5.14%

Allowance for loan losses                     (919,509)                                    (690,630)
Cash and due from banks                      6,889,579                                    5,436,670
Bank premises and equipment                    669,141                                      763,297
Accrued interest receivable                    528,446                                      380,384
Other assets                                 3,556,869                                      451,022
                                        --------------                              ---------------
   Total assets                         $  125,866,284                              $    96,955,859
                                        ==============                              ===============

Interest  Bearing Liabilities:
Demand deposits                         $   60,802,105       953,961         1.57%  $    38,428,236        737,710        1.92%
Savings & money market accounts             10,562,625        86,999         0.82%       11,116,120        115,046        1.03%
Time Deposits                               25,368,950       818,317         3.23%       23,336,284        731,262        3.13%
Other borrowings                               667,277        19,532         2.93%           60,206          2,565        4.26%
                                        --------------  ------------                ---------------   ------------
   Total interest-bearing liabilities       97,400,957     1,878,809         1.93%       72,940,846      1,586,583        2.18%
                                                        ------------                ---------------   ------------

Non-interest bearing demand
 deposits                                   18,976,237                                   15,599,045
Other Liabilities                           516,162.00                                      280,135
                                        --------------                              ---------------
   Total liabilities                       116,893,356                                   88,820,026
Shareholders' equity                         8,972,928                                    8,135,833
                                        --------------                              ---------------
   Total liabilities and shareholders'
    equity                              $  125,866,284                              $    96,955,859
                                        ==============                              ===============

Net interest income                                     $  4,306,885                                  $  3,071,145
                                                        ============                                  ============
Net interest margin on average
 interest earning assets (3)                                                 3.74%                                        3.39%

1. Average loan balances include average deferred loan fees of $247,048 and $158,423 for the years ending December 31, 2004 and 2003, respectively.

2. Interest on loans includes fees of $154,148 and $118,246 for the years ending December 31, 2004 and 2003, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

Rate/Volume Analysis

                                                     2004 over 2003
                                          Increase (decrease) due to change in:
                                       ------------------------------------------
                                           Volume          Rate          Total
                                       --------------   -----------   -----------
Increase (Decrease) in:
Interest Income:
  Interest-bearing deposits in banks   $        1,578   $         -   $     1,578
  Investment securities                       438,042       228,702       666,744
  Federal funds sold                          (31,684)       19,368       (12,316)
  Loans                                       955,854       (83,894)      871,960
                                       --------------   -----------   -----------
Total                                       1,363,790       164,176     1,527,966

Interest Expense:
  Demand, interest-bearing                    369,782      (153,530)      216,252
  Savings                                      (5,499)      (22,549)      (28,048)
  Time                                         65,095        21,960        87,055
  Borrowings                                   18,014        (1,047)       16,967
                                       --------------   -----------   -----------
Total                                          47,392      (155,166)       92,226
                                       --------------   -----------   -----------
Increase (Decrease) in
 Net Interest Income                   $      916,398   $   319,342   $ 1,235,740
                                       ==============   ===========   ===========

Average balances of all categories in each period were included in the volume computations.

Average yields and rates in each period were used in rate computations.

Any change attributable to changes in both volume and rate which cannot be segregated has been allocated based on the absolute value of each.

OTHER INCOME

Total other income was $981,098 for 2004 and $777,308 for 2003. During 2004, service charges and fees increased from $244,772 in 2003 to $300,754 in 2004. The increase was a result of the growth in the total deposits of the Bank. During 2002, the Bank established a Small Business Administration ("SBA") Department. The Government guarantees a portion of each SBA loan. The guaranteed portion of each SBA loan can be sold in the secondary market and the Bank receives a premium on these sales and servicing revenue. Gains on sales and servicing of the guaranteed portion of SBA loans during 2004 were $407,779 compared to $284,708 in 2003. The Bank offers loans on single family homes through third party lenders. The Bank receives fees for packaging of the loans provided to the third party lenders. The loans are funded by and become assets of the third party lenders. The referral fees on mortgage loans was $149,629 for 2004 compared to $182,143 for 2003. The decrease was a result of a slowdown in the home refinancing market.

During July 2003, the Company purchased life insurance policies on several of its key officers. The proceeds received from these policies will fund retirement benefits for executive officers of the Company and the Bank. The earnings on the cash surrender value of life insurance were $113,162 during 2004 compared to $45,544 during 2003.

Gains on the sales of investments were $9,774 and $20,141 for the years ended December 31, 2004 and 2003, respectively.

OTHER EXPENSES

Other expenses consist of salary and other compensation, occupancy and equipment and other expense. The major components of other expense for the years ended December 31, 2004 and 2003 are listed in the table below.

                                                           2004                2003
                                                     ----------------    ----------------
Other expenses:
  Salaries & employee benefits                       $      2,262,990    $      1,766,568
  Occupancy expense                                           297,813             282,386
  Equipment expense                                           229,460             232,406
  Data Processing and other professional services             430,081             430,327
  Office supplies and equipment                               152,488             148,660
  Loan department expense                                     125,556              37,038
  Advertising and promotion                                    94,791              61,669
  Directors fees and expenses                                  94,155              41,138
  Courier expense                                              47,355              49,099
  Other operating expenses                                    264,316             174,320
                                                     ----------------    ----------------
Total other expenses                                 $      3,999,005    $      3,223,611
                                                     ================    ================
Other expense as a percentage of average assets                  3.18%               3.32%

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits expense for 2004 was $2,262,990, an increase of $496,422 from $1,766,568 in 2003. Total employees during 2004 were 31 compared to 28 in 2003. The increase in expense in 2004 compared to 2003 was also from increased commission expense for loan officers related to SBA sales and mortgage originations. There was a bonus accrual of $265,165 for 2004. No bonuses were accrued in 2003. During May 2003, the Company approved a salary continuation plan for its executive officers. The accrued expense related to that plan for 2004 was $161,327 compared to $86,291 for 2003.

OCCUPANCY EXPENSE

Occupancy expense was $297,813 in 2004 and $282,386 in 2003. The increase in expense for 2004 compared to 2003 was primarily from cost of living adjustments on existing leases. Also, the Bank leases an office in Castro Valley for its loan production office. This office opened during April of 2004. The current year includes 12 months of lease payments for this facility compared to nine months for 2003.

EQUIPMENT EXPENSE

Equipment expense in 2004 was $229,460 compared to $232,406 in 2003.

DATA PROCESSING AND OTHER PROFESSIONAL SERVICES

Data processing and other professional services for 2004 was $430,081 compared to $430,327 in 2003.

OFFICE SUPPLIES AND EQUIPMENT

Office supplies and equipment expenses were $152,488 in 2004 compared to $148,660 for 2003.

ADVERTISING AND PROMOTIONAL EXPENSE

Advertising and promotional expense in 2004 was $94,791 compared to $61,669 in 2003. The Company increased its marketing budget to assist in the growth of the Bank.

COURIER EXPENSE

Courier expense in 2004 was $47,355 compared to $49,099 in 2003. The increase in courier expense was primarily the result of the use of couriers as part of marketing efforts to attract new customers. As new customers are added, the cost associated with the courier service has increased.

DIRECTORS FEES AND EXPENSES

The Company does not pay director fees to employee directors. Director fees and expenses for 2004 were $94,155 compared to $41,138 in 2003. The Company did not begin paying director fees until July 2003. The increase in expense for 2004 was because the director fees in 2004 were paid for 12 months versus only six months in 2003.

LOAN DEPARTMENT EXPENSE

Loan department expense for 2004 was $125,556 compared to $37,038 for 2003. During 2004, a $40,000 reserve for loss on undisbursed loans was established. There was no expense for this in 2003. The Bank has sold the guaranteed portion on loans to other third parties but continues to service these loans. The loan servicing expense for was $55,980 in 2004 compared to $18,320 in 2003. The increase is related to the larger volume of loans being serviced.

OTHER OPERATING EXPENSE

Other operating expenses in 2004 were $264,316 compared to $174,320 in 2003. The increase is related to the growth of the Company.

PROVISION FOR INCOME TAXES

The Company recognized a tax benefit of $251,600 related to the recognition of prior net operating loss carryforwards. The Company did not recognize any benefit for loss carryforwards in prior years because it was not certain that all of the remaining loss carryforwards could be utilized. The tax expense paid for 2004 and for 2003 was $1,600, which represents the minimum state tax expense. The Company has approximately $435,000 of operating loss carryforwards for federal and $1,200,000 for state income tax purposes. Net operating loss carryforwards will expire in 2021 for federal income tax purposes and in 2013 for state income tax purposes, if not previously utilized.

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

The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $125,000 in 2004 and $250,000 in 2003.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                       For the Year Ended December 31,
                                                     ------------------------------------
                                                           2004                2003
                                                     ----------------    ----------------
OUTSTANDING LOANS:
   Average for the Year                              $     62,114,423    $     48,660,988
   End of the Year                                   $     69,578,484    $     53,545,301
ALLOWANCE FOR LOAN LOSSES:
Balance at Beginning of Year                         $        838,000    $        598,000
Actual Charge-Offs:
   Commercial                                                       -                   -
   Consumer                                                         -              10,000
   Real Estate                                                      -                   -
                                                     ----------------    ----------------
Total Charge-Offs                                                   -              10,000
Less Recoveries:
   Commercial                                                       -                   -
   Consumer                                                         -                   -
   Real Estate                                                      -                   -
                                                     ----------------    ----------------
Total Recoveries                                                    -                   -
                                                     ----------------    ----------------
Net Loans Charged-Off                                               -              10,000
Provision for Loan Losses                                     125,000             250,000
                                                     ----------------    ----------------
Balance at End of Year                               $        963,000    $        838,000
                                                     ================    ================
RATIOS:
Net Loans Charged-Off to Average Loans                              0%                .02%
Allowance for Loan Losses to Total Loans                         1.38%               1.57%
Net Loans Charged-Off to Beginning
 Allowance for Loan Losses                                          0%               1.67%
Net Loans Charged-Off to Provision for Loan Losses                  0%               4.00%
Allowance for Loan Losses to Nonperforming Loans             1,234.62%             119.89%

Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollars amounts in thousands):

Loan category                            Amount       Percent      Amount      Percent
-----------------------------------    ----------    ---------   ----------   ---------
Construction and land development      $      333        22.27%  $      342       20.56%
Real estate                                   346        50.74%         315       49.59%
Commercial                                    217        21.16%         147       21.15%
Agriculture                                     8         2.80%           6        5.36%
Consumer                                       59         3.03%          28        3.34%
                                       ----------    ---------   ----------   ---------
   Total gross loans                   $      963       100.00%  $      838      100.00%
                                       ----------    ---------   ----------   ---------

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

NONPERFORMING ASSETS

The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollars in thousands):

                                                                           December 31,
                                                                 --------------------------------
                                                                      2004              2003
                                                                 --------------    --------------
Loans 90 Days Past Due and Still Accruing                        $            -    $            -
Nonaccrual Loans                                                             78               699
                                                                 --------------    --------------
Total Nonperforming Loans                                                    78               699
Other Real Estate Owned                                                       -                 -
                                                                 --------------    --------------
Total Nonperforming Assets                                       $           78    $          699
                                                                 ==============    ==============
Non performing Loans as a Percentage of Total Loans                         .11%             1.31%
Allowance for Loan Loss as a Percentage of Nonperforming Loans          1234.62%           119.89%
Nonperforming Assets as a Percentage of Total Assets                        .06%              .63%

Nonaccrual loans are generally past due 90 days or are loans that the interest on which may not be collectible. Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

The $699,000 in nonperforming loans held by the Bank at December 31, 2003 consisted of one loan which was paid in full and there was no loss associated with this loan. In addition to the full recovery of all of the principal, the Bank was also able to collect all delinquent interest associated with this loan.

BALANCE SHEET ANALYSIS

Total assets of the Company at December 31, 2004 were $137,172,635 compared to $110,527,776 in 2003, representing an increase of 24.1%. The growth of the Company was a result of an aggressive action plan to gain market share and from increased market recognition.

LOANS

A significant portion of the Company's assets is the loan portfolio. Gross loans were $69,578,484 in 2004 and $53,545,301 at December 31, 2003, respectively.
Approximately 77.7 % of the gross loans at December 31, 2004 are adjustable rate loans. Nearly all of the adjustable rate loans are tied to the prime rate. To mitigate the negative effect on earnings from declining interest rates, the Bank has included interest rate floors on some of its loans. Once the interest rate on a loan reaches the interest rate floor, the interest rate cannot decline further. The floors helped to protect the net income from declining interest rates, but there will be lag in the repricing of certain loans as interest rates rise. As of December 31, 2004, $33,089,952 of the Bank's variable loans will not immediately reprice as interest rates rise because the calculated interest coupon is less than the interest rate floor. The interest rate on these loans will not increase until interest rates rise further. If interest rates rise an additional 1.0%, $14,152,565 more loans will then equal or exceed their interest rate floor and participate in future interest rate increases. Management anticipates that a 1.00% increase in the prime rate would increase net interest income by approximately $28,000 a year and a 1.00% decrease in the prime rate would decrease net interest income approximately $73,000.

The table below summarizes the composition of the loan portfolio as of December 31, 2004 and 2003.

                                                  2004                          2003
                                       ---------------------------    --------------------------
Loan category                              Amount         Percent        Amount         Percent
----------------------------------     --------------   ----------    -------------   ----------
Construction and land development      $   15,498,534        22.27%   $  11,006,774        20.56%
Real estate                                35,302,346        50.77%      26,557,578        49.59%
Commercial                                 14,721,336        21.16%      11,325,842        21.15%
Agriculture                                 1,951,225         2.80%       2,869,187         5.36%
Consumer                                    2,105,043         3.00%       1,785,920         3.34%
                                       --------------   ----------    -------------   ----------
   Total gross loans                   $   69,578,484       100.00%   $  53,545,301       100.00%

Deferred loan fees and discounts             (293,136)                     (206,893)
Reserve for possible loan losses             (963,000)                     (838,000)
                                       --------------                 -------------
   Total net loans                     $   68,322,348                 $  52,500,408
                                       ==============                 =============

The table below summarizes the approximate maturities and sensitivity to change in interest rates for the loans at December 31, 2004.

                                                      After One Year
                                      Due Within        But Within       After Five
Loan category                          One Year         Five Years          Years            Total
---------------------------------   -------------    ---------------    -------------    -------------
Construction and land development   $  14,878,534    $             -    $     620,000    $  15,498,534
Real estate                            17,174,921         10,425,809        7,701,616       35,302,346
Commercial                              7,484,504          5,529,909        1,706,923       14,721,336
Agriculture                             1,511,174            440,051                -        1,951,225
Consumer                                1,428,214            617,723           59,106        2,105,043
                                    -------------    ---------------    -------------    -------------
   Total gross loans                $  42,477,347    $    17,013,492    $  10,087,645    $  69,578,484
                                    =============    ===============    =============    =============
Interest rate provision
Predetermined rates                 $   9,316,084    $     4,952,932    $   1,233,387    $  15,502,403
Floating or adjustable rates           33,161,263         12,060,560        8,854,258       54,076,081
                                    -------------    ---------------    -------------    -------------
                                    $  42,477,347    $    17,013,492    $  10,087,645    $  69,578,484
                                    =============    ===============    =============    =============

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

California's economy has not been as robust as in prior years. Construction loans and other real estate secured loans comprise approximately 73.01% of total loans outstanding, which management believes represents a concentration in the loan portfolio. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses which could adversely affect the Company's future prospects, results of operations, overall profitability and the market price of the Company's common stock.

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

NONACCRUAL LOANS, LOANS PAST DUE 90 DAYS AND OREO

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Total nonaccrual loans at December 31, 2004 were $78,000 and nonaccrual loans at December 31, 2003 were $699,000. The $699,000 in nonperforming loans held by the Bank at December 31, 2003 consisted of one loan which was paid in full and there was no loss associated with this loan. In addition to the full recovery of all of the principal, the Bank was also able to collect all delinquent interest associated with this loan.

At December 31, 2004, there was one loan totaling $78,000 that was considered impaired. There were no loans that were considered troubled debt restructurings. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

There was no other real estate owned at December 31, 2004 and 2003.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                             December 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family
 residences                                          $      3,325   $      2,288
Commercial real estate, construction and land
 Development commitments secured by real estate            11,336          9,549
Other commitments:
   Commercial loans                                         6,027          4,140
   Agricultural loans                                       2,203          2,708
   Unsecured consumer lines of credit                       2,580          1,736
                                                     ------------   ------------
Total                                                $     25,471   $     20,421
                                                     ============   ============
Letters of Credit                                    $        828   $        137
                                                     ============   ============

As of December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

CONTRACTUAL OBLIGATIONS

The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2004 are listed in the table below.

                  2005                   $  244,348
                  2006                      234,588
                  2007                      166,695
                  2008                      156,152
                  2009                      199,448
                                         ----------
                  Total                  $  921,231
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

Investment securities increased to $52,289,125 at December 31, 2004 compared to $47,119,345 at December 31, 2003. This represents an increase of approximately $5,169,780 or 10.97%. The increase in investments is needed for liquidity and pledging purposes.

The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2004.

                                                          Gross           Gross          Estimated
                                        Amortized       Unrealized      Unrealized         Fair          Average
                                           Cost           Gains           Losses           Value          Yields
                                      --------------   ------------    ------------    --------------   ----------
Available-for-Sale Securities:
  U.S. Government Agencies            $   21,835,011   $     10,294    $   (212,572)   $   21,632,733         3.56%
  State and Political Subdivisions           125,000          2,614               -           127,614         6.82%
  Asset-Backed Securities                  6,473,191         20,379         (30,259)        6,463,311         4.45%
  Mortgage-Backed Securities              23,639,408         27,507        (167,937)       23,498,978         3.47%
                                      --------------   ------------    ------------    --------------
                                      $   52,072,610   $     60,794    $   (410,768)   $   51,722,636         3.64%
                                      ==============   ============    ============    ==============
Held-to-Maturity Securities:
  Asset-Backed Securities             $      244,040   $      3,140    $          -    $      247,180         6.68%
  Mortgage-Backed Securities                 322,449         10,858            (297)          333,010         5.85%
                                      --------------   ------------    ------------    --------------
                                      $      566,489   $     13,998    $       (297)   $      580,190         6.08%
                                      ==============   ============    ============    ==============

The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands).

                               Less than Twelve Months        Twelve Months or More                 Total
                             ---------------------------   ---------------------------   ---------------------------
                                Gross         Estimated       Gross         Estimated       Gross         Estimated
                              Unrealized        Fair        Unrealized        Fair        Unrealized        Fair
                                Losses          Value          Losses         Value         Losses          Value
                             ------------   ------------   ------------   ------------   ------------   ------------
US government Agencies       $       (107)  $     15,839   $       (106)  $      4,042   $       (213)  $     19,881
Asset-Backed Securities               (88)         3,511              -              -            (88)         3,511
Mortgage-Backed Securities            (30)        11,955            (80)         4,659           (110)        16,614
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $       (225)  $     60,794   $       (186)  $      8,701   $       (411)  $     40,006
                             ============   ============   ============   ============   ============   ============

The Company evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2004, no declines are deemed to be other than temporary.

The scheduled maturities of securities available-for-sale and held to maturity as of December 31, 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available for Sale                  Held to Maturity
                                  ---------------------------------   ---------------------------------
                                     Amortized           Fair            Amortized           Fair
                                       Cost              Value             Cost              Value
                                  ---------------   ---------------   ---------------   ---------------
Due in one year or less           $       171,188   $       174,437   $             -   $             -
Due from one year to five years        13,186,839        13,096,520                 -                 -
Due from five year to ten years         7,624,244         7,516,793                 -                 -
Ten years and over                      7,450,931         7,435,908           244,040           247,180
Mortgage-backed Securities             23,639,408        23,498,978           322,449           333,010
                                  ---------------   ---------------   ---------------   ---------------
                                  $    52,072,610   $    51,722,636   $       566,489   $       580,190
                                  ===============   ===============   ===============   ===============

The amortized cost and estimated fair values of securities as of December 31, 2003 are as follows:

                                                        Gross          Gross         Estimated
                                        Amortized     Unrealized     Unrealized        Fair
                                           Cost          Gains         Losses          Value
                                      ------------   ------------   ------------   ------------
Available-for-sale securities:
  U.S. Government Agencies            $ 23,242,829   $     55,351   $   (199,082)  $ 23,099,098
  State and Political Subdivisions         374,732         15,059                       389,791
  Asset-Backed Securities                4,572,272         37,874         (1,304)     4,608,842
  Mortgage-Backed Securities            17,444,883         41,398       (123,900)    17,362,381
                                      ------------   ------------   ------------   ------------
                                      $ 45,634,716   $    149,682   $   (324,286)  $ 45,460,112
                                      ============   ============   ============   ============
Held-to-Maturity securities:
  U.S. Government Agencies            $    601,682   $        204   $     (3,521)  $    598,365
  Asset-Backed Securities                  566,754          9,495              -        576,249
  Mortgage-Backed Securities               490,797         15,840         (1,250)       505,387
                                      ------------   ------------   ------------   ------------
                                      $  1,659,233   $     25,539   $     (4,771)  $  1,680,001
                                      ============   ============   ============   ============

DEPOSITS

Deposits represent the Company's principal source of funds for loans and investments. Deposits are primarily generated from local businesses, government agencies and individuals. Total deposits were $122,108,582 at December 31, 2004 compared to $101,621,077 at December 31, 2003. This represents an increase of $20,487,505 or 20.2%. Non-interest bearing demand deposits increased from $13,588,553 at December 31, 2003 to $20,958,209 at December 31, 2004. The
Company has been very successful in obtaining new clients with its high yield checking accounts "Liquid Gold" and "Municipal Investment Account." Liquid Gold deposit totals increased from $34,975,926 at December 31, 2003 to $38,991,668 at December 31, 2004. Municipal Investment Accounts were $24,500,447 at December 31, 2004 compared to $9,050,875 at December 31, 2003. Money Market accounts declined by $5,159,203 from December 31, 2003 to December 31, 2004.

The table below reflects the composition of the deposits including average balance and the average rate paid for the years ended December 31, 2004 and 2003.

COMPOSITION OF DEPOSITS

                                            2004                          2003
                                 --------------------------    --------------------------
                                    Average        Average        Average        Average
Deposits                            Balance         Rate          Balance         Rate
------------------------------   --------------   ---------    --------------   ---------
Non-interest bearing demand      $   18,976,237        0.00%   $   15,599,045        0.00%
Interest bearing demand              60,802,105        1.57%       38,428,236        1.92%
Money market deposit accounts         7,590,771        0.89%        7,994,904        1.07%
Savings accounts                      2,971,854        0.66%        3,121,216         .95%
Certificates of deposit              25,368,950        3.23%       23,336,284        3.13%
                                 --------------                --------------
                                 $  115,709,917        1.61%   $   88,479,685        1.79%
                                 ==============                ==============

The maturities of time certificates of deposit of $100,000 or more at December 31, 2004 are summarized as follows:

                                          December 31, 2004
                                         ------------------
Three months or less                     $        2,032,624
Over three months through six months              4,412,685
Over six months through twelve months             1,253,799
Over one year through three years                12,339,771
Over three years                                    505,132
                                         ------------------
Total                                    $       20,544,011
                                         ==================

CAPITAL RESOURCES

The Company's total shareholders' equity was $14,101,671 at December 31, 2004 compared to $8,282,771 as of December 31, 2003. The increase in shareholders' equity was primarily from the partial proceeds from the closing of a private placement of 386,708 shares of the Company's common stock. As of December 31, 2004, net proceeds of $4,412,480 for 376,208 shares were received. The proceeds for the remaining 49,273 shares were received on January 5, 2005. Also, contributing to the growth in total shareholders' equity was net earnings of $1,413,978.

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

The table below presents the capital and leverage ratios of the Company and the Bank as of December 31, 2004 and 2003.

                                                                                                           To be
                                                                                                      well-capitalized
                                                                                                        under prompt
                                                                          For capital adequacy       corrective action
                                                       Actual                  purposes                  provisions
                                              -----------------------   -----------------------   -----------------------
                                                Amount       Ratio        Amount       Ratio        Amount       Ratio
                                              ----------   ----------   ----------   ----------   ----------   ----------
As of December 31, 2004

Company:
   Total capital (to risk weighted assets)    $   15,256         16.9%  $    7,221          8.0%         N/A          N/A
   Tier 1 capital (to risk weighted assets)   $   14,293         15.8%  $    3,610          4.0%         N/A          N/A
   Tier 1 capital (to average assets)         $   14,293         10.7%  $    5,363          4.0%         N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   14,248         15.8%  $    7,221          8.0%  $    9,026         10.0%
   Tier 1 capital (to risk weighted assets)   $   13,245         14.7%  $    3,610          4.0%  $    5,415          6.0%
   Tier 1 capital (to average assets)         $   13,245          9.9%  $    5,363          4.0%  $    6,704          5.0%

As of December 31, 2003:

Company:
   Total capital (to risk weighted assets)    $    9,214         13.0%  $    5,686          8.0%         N/A          N/A
   Tier 1 capital (to risk weighted assets)   $    8,376         11.8%  $    2,843          4.0%         N/A          N/A
   Tier 1 capital (to average assets)         $    8,376          7.4%  $    4,541          4.0%         N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $    9,182         12.9%  $    5,686          8.0%  $    7,107         10.0%
   Tier 1 capital (to risk weighted assets)   $    8,344         11.7%  $    2,843          4.0%  $    4,264          6.0%
   Tier 1 capital (to average assets)         $    8,344          7.4%  $    4,541          4.0%  $    5,677          5.0%

LIQUIDITY

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans at December 31, 2004, were approximately $20,558,000. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, and mutual funds. At December 31, 2004, the net ratio of liquid assets not pledged for collateral and other purposes to deposits and other borrowings was 65.4 % compared to 36.6 % in 2003. The ratio of gross loans to deposits, another key liquidity ratio, was 52.7% at year-end 2004 compared to 60.3% at December 31, 2003.

The Bank has borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $36,587,000.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses of the Company. The effects of inflation were not material to the Company's results of operations during the years ended December 31, 2004 and 2003.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No. 123. See note 1 to the consolidated financial statements for more information.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
     Independent Auditor's Report                                            37

     Consolidated Balance Sheets                                             38

     Consolidated Statements of Income                                       39

     Consolidated Statement of Shareholders' Equity                          40

     Consolidated Statements of Cash Flows                                   41

     Notes to Financial Statements                                           42

Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

                         VAVRINEK, TRINE, DAY & CO., LLP
                   Certified Public Accountants & Consultants

[LOGO OF VTD]                                               VALUE THE DIFFERENCE

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Service 1st Bancorp

We have audited the accompanying consolidated balance sheets of Service 1st Bancorp and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service 1st Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
February 23, 2005

 25231 Paseo De Alicia, Suite 100   Laguna Hills, CA 92653   Tel: 949.768.0833
                        Fax: 949.768.8408   www.vtdcpa.com

        FRESNO . LAGUNA HILLS . PLEASANTON . RANCHO CUCAMONGA . SAN JOSE

                       SERVICE 1ST BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                     2004              2003
                                                               ---------------   ---------------
                           ASSETS
Cash and due from banks                                        $     6,670,896   $     6,484,537
Federal funds sold                                                   4,371,469           155,000
                                                               ---------------   ---------------
      Cash and cash equivalents                                     11,042,365         6,639,537
Certificates of deposit with other banks                               345,000                 -
Investment securities available for sale                            51,722,636        45,460,112
Investment securities held to maturity                                 566,489         1,659,233
Loans, net                                                          68,322,348        52,500,408
Bank premises and equipment, net                                       626,792           717,526
Cash surrender value of life insurance                               2,331,308         2,233,046
Accrued interest receivable                                            539,525           571,918
Other assets                                                         1,676,172           745,996
                                                               ---------------   ---------------
                                                               $   137,172,635   $   110,527,776
                                                               ===============   ===============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                  $    20,958,209   $    13,588,553
   Money market, NOW and savings                                    75,255,549        61,117,285
   Time deposits under $100,000                                      5,350,813         6,781,696
   Time deposits $100,000 and over                                  20,544,011        20,133,543
                                                               ---------------   ---------------
      Total deposits                                               122,108,582       101,621,077
Other borrowings                                                             -           248,061
Accrued interest and other liabilities                                 962,382           375,867
                                                               ---------------   ---------------
      Total liabilities                                            123,070,964       102,245,005

Commitments and contingencies - Notes 5 and 9                                -                 -
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
    authorized, none issued or outstanding                                   -                 -
   Common stock, no par value, 20,000,000 shares
    authorized;  issued and outstanding, 1,541,664 shares
    at December 31, 2004 and  issued and outstanding,
    1,155,105 shares at December 31, 2003                           15,425,042        10,915,069
   Accumulated deficit                                              (1,117,844)       (2,529,737)
   Accumulated other comprehensive income, net of tax                 (205,527)         (102,561)
                                                               ---------------   ---------------
      Total shareholders' equity                                    14,101,671         8,282,771
                                                               ---------------   ---------------
                                                               $   137,172,635   $   110,527,776
                                                               ===============   ===============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004              2003
                                                               ---------------   ---------------
Interest income:
   Interest and fees on loans                                  $     4,405,043   $     3,533,083
   Interest on investment securities                                 1,728,347         1,061,603
   Interest on federal funds sold                                       50,726            63,042
   Other interest income                                                 1,578                 -
                                                               ---------------   ---------------
                                                                     6,185,694         4,657,728
Interest expense:
   Interest expense on deposits                                      1,859,277         1,584,018
   Other interest expense                                               19,532             2,565
                                                               ---------------   ---------------
                                                                     1,878,809         1,586,583
                                                               ---------------   ---------------
      Net interest income                                            4,306,885         3,071,145
Provision for loan losses                                              125,000           250,000
                                                               ---------------   ---------------
Net interest income after provision for loan losses                  4,181,885         2,821,145

Other income:
   Service charges, fees and other income                              300,754           244,772
   Gain on the sale of investment securities                             9,774            20,141
   Gain on sale and servicing of loans                                 407,779           284,708
   Referral fees on mortgage loans                                     149,629           182,143
   Earnings on cash surrender value life insurance                     113,162            45,544
                                                               ---------------   ---------------
                                                                       981,098           777,308
Other expenses:
   Salaries and employee benefits                                    2,262,990         1,766,568
   Occupancy expense                                                   297,813           282,386
   Equipment expense                                                   229,460           232,406
   Data processing and other professional services                     430,081           430,327
   Office supplies and equipment                                       152,488           148,660
   Loan department expense                                             125,556            37,038
   Advertising and promotion                                            94,791            61,669
   Directors fees and expenses                                          94,155            41,138
   Courier expense                                                      47,355            49,099
   Other operating expenses                                            264,316           174,320
                                                               ---------------   ---------------
                                                                     3,999,005         3,223,611
                                                               ---------------   ---------------
      Net income before income taxes                                 1,163,978           374,842
Income taxes (benefit)                                                (250,000)            1,600
                                                               ---------------   ---------------
      Net income                                               $     1,413,978   $       373,242
                                                               ===============   ===============
Net income per share - basic                                   $          1.21   $          0.32
                                                               ===============   ===============
Net income per share - diluted                                 $          1.17   $          0.32
                                                               ===============   ===============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                       Accumulated
                                              Common Stock                                                Other          Total
                                      -----------------------------   Comprehensive    Accumulated    Comprehensive   Shareholders'
                                         Shares          Amount          Income          Deficit         Income          Equity
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at January 1, 2003                1,155,105   $  10,915,069                   $  (2,902,979)  $     108,307   $   8,120,397

COMPREHENSIVE INCOME:
  Net income                                                          $     373,242         373,242                         373,242
  Unrealized losses on
   securities, net of tax of
   $139,860                                                                (198,985)                       (198,985)       (198,985)
  Reclassification adjustment
   for gains included in net
   income net of tax of $8,258                                              (11,883)                        (11,883)        (11,883)
                                                                      -------------
    Comprehensive Income                                              $     162,374
                                                                      =============
                                      -------------   -------------                   -------------   -------------   -------------
Balance at December 31, 2003              1,155,105      10,915,069                      (2,529,737)       (102,561)      8,282,771

Cash paid for fractional shares                (149)                                         (2,085)                         (2,085)

Common stock sold, net of
 costs of $7,964                            376,208       4,412,480                                                       4,412,480

Stock options exercised                      10,500          97,493                                                          97,493

COMPREHENSIVE INCOME:
  Net income                                                          $   1,413,978       1,413,978                       1,413,978
  Unrealized losses on
   securities, net of tax of
   $68,325                                                                  (97,199)                        (97,199)        (97,199)
  Reclassification adjustment
   for gains included in net
   income, net of tax of
   $4,007                                                                    (5,767)                         (5,767)         (5,767)
                                                                      -------------
    Comprehensive Income                                              $   1,311,012
                                                                      =============
                                      -------------   -------------                   -------------   -------------   -------------
Balance at December 31, 2004              1,541,664   $  15,425,042                   $  (1,117,844)  $    (205,527)  $  14,101,671
                                      =============   =============                   =============   =============   =============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                               2004             2003
                                                                         ---------------   ---------------
Cash flows from operating activities:
   Net income                                                            $     1,413,978   $       373,242
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                 125,000           250,000
       Depreciation and amortization                                             186,937           172,319
       Gain on sale of securities                                                 (9,774)          (20,141)
       Gain on sale of loans                                                    (316,032)         (238,160)
       Amortization and accretion on securities                                  431,095           566,713
       Earnings on cash surrender value life insurance, net                      (98,262)          (39,046)
       Decrease (increase) in accrued interest                                    32,393          (214,488)
       Increase in other assets                                                 (869,697)         (252,144)
       Increase in accrued interest and other liabilities                        586,516          (164,714)
                                                                         ---------------   ---------------
         Net cash provided by operating activities                             1,482,154           433,581

Cash flows from investing activities:
   Purchases of securities available for sale                                (41,530,276)      (56,851,387)
   Proceeds from sales of securities available for sale                          995,156         4,087,407
   Proceeds from maturities and calls of securities available for sale        33,687,830        31,201,766
   Purchases of securities held to maturity                                            -          (605,119)
   Proceeds from maturities and calls of securities held to maturity           1,092,744         1,659,233
   Increase in loans                                                         (18,972,738)      (11,120,111)
   Proceeds from sales of loans                                                3,341,830         2,901,471
   Purchase of certificates of deposit at other banks                           (345,000)                -
   Purchase of bank owned life insurance                                               -        (2,194,000)
   Purchases of premises and equipment                                           (96,204)         (105,718)
                                                                         ---------------   ---------------
         Net cash used by investing activities                               (21,826,658)      (31,026,458)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings             21,507,920        20,299,521
   Net increase in time deposits                                              (1,020,415)        6,600,132
   Cash paid for fractional shares                                                (2,085)                -
   Proceeds from sale of common stock, net of costs                            4,412,480                 -
   Stock options exercised                                                        97,493                 -
   Net change in other borrowings                                               (248,061)          248,061
                                                                         ---------------   ---------------
         Net cash from financing activities                                   24,747,332        27,147,714
                                                                         ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                           4,402,828        (3,445,163)
Cash and cash equivalents at beginning of year                                 6,639,537        10,084,700
                                                                         ---------------   ---------------
Cash and cash equivalents at end of year                                 $    11,042,365   $     6,639,537
                                                                         ===============   ===============
Supplemental disclosures of cash flow information:
   Interest                                                              $     1,849,330   $     1,550,306
   Income taxes                                                          $             -   $        33,594

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of operations
--------------------

The Company has been organized as a single operating segment and operates full-service branch offices in Stockton and Tracy, California as well as a loan production office in Castro Valley California. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Earnings per shares (EPS)
-------------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings per shares (EPS) - continued
-------------------------------------

Weighted average shares outstanding used in the computation of basic earning per share were 1,166,665 and 1,155,105 in 2004 and 2003, respectively. Weighted average shares outstanding used in the computation of diluted earning per share were 1,213,326 and 1,183,345 in 2004 and 2003, respectively.

Comprehensive income
--------------------

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income and its components. Included in accumulated other comprehensive income at December 31, 2004 is unrealized loss on investment securities available for sale of $349,974, less taxes of $144,447. Included in accumulated other comprehensive income at December 31, 2003 is unrealized loss on investment securities available for sale of $174,604, less taxes of $72,043.

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

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-based compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities such as the Company to continue until 2006 to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No.123.

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

                                                                     2004              2003
                                                               ---------------   ---------------
Net Income:
   As Reported                                                 $     1,413,978   $       373,242
   Stock-Based Compensation using the Intrinsic Value Method                 -                 -
   Stock-Based Compensation that would have been reported
    using the Fair Value Method of SFAS 123                             (8,153)          (91,748)
                                                               ---------------   ---------------
   Pro Forma                                                   $     1,405,825   $       281,494
                                                               ===============   ===============
Net income per share - basic
   As reported                                                 $          1.21   $          0.32
   Pro forma                                                   $          1.20   $          0.24

Net income per share - diluted
   As reported                                                 $          1.17   $          0.32
   Pro forma                                                   $          1.16   $          0.24

Current accounting pronouncements
---------------------------------

In December 2004, FASB revised SFAS 123 and issued it under its new name, "Share-Based Payment". This statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Current accounting pronouncements - continued
---------------------------------------------

The Company must adopt this statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense in the year of vesting. The Company is unable to estimate the impact of this Statement in its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006. However, options that are outstanding currently and vest in 2006 and 2007 will create net compensation cost of approximately $28,000 in 2006 and $23,000 in 2007, ignoring any forfeitures or cancellations.

NOTE 2 - CASH AND DUE FROM BANKS

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities as of December 31, 2004 are as follows:

                                                             Gross             Gross           Estimated
                                         Amortized        Unrealized        Unrealized           Fair
                                           Cost              Gains            Losses             Value
                                      ---------------   ---------------   ---------------   ---------------
Available-for-Sale Securities:
   U.S. Government Agencies           $    21,835,011   $        10,294   $      (212,572)  $    21,632,733
   State and Political Subdivisions           125,000             2,614                 -           127,614
   Asset-Backed Securities                  6,473,191            20,379           (30,259)        6,463,311
   Mortgage-Backed Securities              23,639,408            27,507          (167,937)       23,498,978
                                      ---------------   ---------------   ---------------   ---------------
                                      $    52,072,610   $        60,794   $      (410,768)  $    51,722,636
                                      ===============   ===============   ===============   ===============
Held-to-Maturity Securities:
   Asset-Backed Securities            $       244,040   $         3,140   $             -   $       247,180
   Mortgage-Backed Securities                 322,449            10,858              (297)          333,010
                                      ---------------   ---------------   ---------------   ---------------
                                      $       566,489   $        13,998   $          (297)  $       580,190
                                      ===============   ===============   ===============   ===============

                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SECURITIES - CONTINUED

The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands):

                               Less than Twelve Months        Twelve Months or More                 Total
                             ---------------------------   ---------------------------   ---------------------------
                                Gross        Estimated        Gross        Estimated        Gross        Estimated
                              Unrealized       Fair         Unrealized       Fair         Unrealized       Fair
                                Losses         Value          Losses         Value          Losses         Value
                             ------------   ------------   ------------   ------------   ------------   ------------
U.S. Government Agencies     $       (107)  $     15,839   $       (106)  $      4,042   $       (213)  $     19,881
Asset-Backed Securities               (30)         3,511              -              -            (30)         3,511
Mortgage-Backed Securities            (88)        11,955            (80)         4,659           (168)        16,614
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $       (225)  $     31,305   $       (186)  $      8,701   $       (411)  $     40,006
                             ============   ============   ============   ============   ============   ============

The Company evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2004, no declines are deemed to be other than temporary.

The scheduled maturities of securities available for sale as of December 31, 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Available for Sale                   Held to Maturity
                                      ---------------------------------   ---------------------------------
                                         Amortized           Fair            Amortized           Fair
                                            Cost             Value              Cost             Value
                                      ---------------   ---------------   ---------------   ---------------
Due in one year or less               $       171,188   $       174,437   $             -   $             -
Due from one year to five years            13,186,839        13,096,520                 -                 -
Due from five year to ten years             7,624,244         7,516,793                 -                 -
Ten years and over                          7,450,931         7,435,908           244,040           247,180
Mortgage-backed securities                 23,639,408        23,498,978           322,449           333,010
                                      ---------------   ---------------   ---------------   ---------------
                                      $    52,072,610   $    51,722,636   $       566,489   $       580,190
                                      ===============   ===============   ===============   ===============

                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SECURITIES - CONTINUED

Proceeds for the sale of available-for-sale securities were $995,156 for 2004. Gross gains of $9,774 were realized on sales of securities during 2004.

Securities carried at approximately $31,116,000 and $16,779,000 at December 31, 2004 and 2003, respectively, were pledged to secure deposits of public funds and borrowing arrangements.

The amortized cost and estimated fair values of securities as of December 31, 2003 are as follows:

                                                            Gross             Gross            Estimated
                                         Amortized        Unrealized        Unrealized           Fair
                                           Cost             Gains             Losses             Value
                                      ---------------   ---------------   ---------------   ---------------
Available-for-Sale Securities:
   U.S. Government Agencies           $    23,242,829   $        55,351   $      (199,082)  $    23,099,098
   State and Political Subdivisions           374,732            15,059                 -           389,791
   Asset-Backed Securities                  4,572,272            37,874            (1,304)        4,608,842
   Mortgage-Backed Securities              17,444,883            41,398          (123,900)       17,362,381
                                      ---------------   ---------------   ---------------   ---------------
                                      $    45,634,716   $       149,682   $      (324,286)  $    45,460,112
                                      ===============   ===============   ===============   ===============
Held-to-Maturity Securities:
   U.S. Government Agencies           $       601,682   $           204   $        (3,521)  $       598,365
   Asset-Backed Securities                    566,754             9,495                 -           576,249
   Mortgage-Backed Securities                 490,797            15,840            (1,250)          505,387
                                      ---------------   ---------------   ---------------   ---------------
                                      $     1,659,233   $        25,539   $        (4,771)  $     1,680,001
                                      ===============   ===============   ===============   ===============

Proceeds for the sale of available-for-sale securities were $4,087,407 for 2003. Gross gains of $20,141 were realized on sales of securities during 2003.

NOTE 4 - LOANS

The Company's customers are primarily located in San Joaquin County. At December 31, 2004, approximately 73% of the Company's loans are for real estate and construction and approximately 21% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 3%. Generally, real estate loans are collateralized by real property while commercial and other loans are collaterized by funds on deposit, business or personal assets.

                           DECEMBER 31, 2004 AND 2003

NOTE 4 - LOANS - CONTINUED

Loans at December 31, 2004 and 2003 consisted of the following:

                                                    2004           2003
                                                ------------   ------------
Construction and land development loans         $ 15,498,534   $ 11,006,774
Real estate loans                                 35,302,346     26,557,578
Commercial loans                                  14,721,336     11,325,842
Agricultural loans                                 1,951,225      2,869,187
Consumer loans                                     2,105,043      1,785,920
                                                ------------   ------------
                                                  69,578,484     53,545,301
Deferred loan fees and costs, net                   (293,136)      (206,893)
Allowance for loan losses                           (963,000)      (838,000)
                                                ------------   ------------
                                                $ 68,322,348   $ 52,500,408
                                                ============   ============

A summary of activity in the allowance for loan losses is as follows:

                                                    2004           2003
                                                ------------   ------------
Balance, beginning of year                      $    838,000   $    598,000
Provision for loan losses                            125,000        250,000
                                                ------------   ------------
                                                     963,000        848,000
Less charge-offs                                           -        (10,000)
                                                ------------   ------------
Balance, end of year                            $    963,000   $    838,000
                                                ============   ============

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

                                                    2004           2003
                                                ------------   ------------
Recorded Investment in Impaired Loans           $     78,000   $    699,000
Related Allowance for Loan Losses               $     78,000   $     19,000
Average Recorded Investment in Impaired Loans   $    205,000   $  1,022,000
Interest Income Recognized for Cash Payments    $     31,000   $     75,000
Total Loan on Nonaccrual                        $     78,000   $    699,000
Total Loans Past Due 90 Days or More and
 Still Accruing                                 $          -   $          -

At December 31, 2004 and 2003, the company was servicing approximately $3,694,000 and $2,687,000, respectively, in SBA loans previously sold. The Bank has recorded servicing assets related to these loans totaling $137,960 and $93,184 at December 31, 2004 and 2003, respectively. The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2004 and 2003.

                           DECEMBER 31, 2004 AND 2003

NOTE 4 - LOANS - CONTINUED

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Company records an interest-only strip based on the relative fair market value of it and the other components of the loan. The Company had interest-only strips totaling $180,262 and $70,496 at December 31, 2004 and 2003, respectively, which approximated fair value.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

                                                    2004           2003
                                                ------------   ------------
Leasehold improvements                          $    544,216   $    524,497
Furniture, fixtures and equipment                    991,815        915,331
                                                ------------   ------------
                                                   1,536,031      1,439,828
Less accumulated depreciation and amortization      (909,239)      (722,302)
                                                ------------   ------------
                                                $    626,792   $    717,526
                                                ============   ============

Depreciation and amortization expense on premises and equipment was $186,937 and $172,319 for the years ended December 31, 2004 and 2003, respectively.

The Company leases its premises under noncancelable operating leases with initial terms expiring in 2007 and 2009. Certain of these contain renewal options with escalation clauses that provide for increased lease payments. The Company recognized rent expense, including common area costs and equipment rentals, of $218,384 and $206,634 in 2004 and 2003, respectively.

The future minimum commitments under these operating leases are as follows:

                            2005     $   244,348
                            2006         234,588
                            2007         166,695
                            2008         156,152
                            2009         119,448
                                     -----------
                                     $   921,231
                                     ===========

                           DECEMBER 31, 2004 AND 2003

NOTE 6 - TIME DEPOSITS

Time deposits issued and their remaining maturities as of December 31, 2004 are as follows:

                  2005                     $  10,404,722
                  2006 through 2007           14,721,998
                  2008 through 2009              768,104
                                           -------------
                  Total                    $  25,894,824
                                           =============

NOTE 7 - BORROWING ARRANGEMENTS

The Company has unsecured borrowing lines available with correspondent banks totaling $17,300,000 and secured borrowing lines totaling $9,700,000. Management uses these borrowing lines for short-term funding needs and usually repays the lines within a week. The interest rate charged on these lines is approximately the prevailing federal funds rate plus 20 to 100 basis points. As of December 31, 2004, there were no balances outstanding on these lines. As of December 31, 2003, the Company had borrowed $248,061 under these lines. The 2003 advances were repaid in early 2004.

NOTE 8 - INCOME TAXES

Income taxes included in the consolidated statements of income consist of the following:

                                                    2004           2003
                                                ------------   ------------
Current:
   Federal                                      $          -   $          -
   State                                               1,600          1,600
                                                ------------   ------------
                                                       1,600          1,600
Deferred                                            (251,600)             -
                                                ------------   ------------
                                                $   (250,000)  $      1,600
                                                ============   ============

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                           2004                            2003
                                                ---------------------------    ---------------------------
                                                   Amount          Rate           Amount          Rate
                                                ------------   ------------    ------------   ------------
Statutory federal tax                           $    396,000           34.0%   $    127,000           34.0%
State franchise tax, net of federal benefit           65,000            6.0%         10,000            3.0%
Reduction in valuation allowance                    (675,000)         (58.0)%      (118,000)         (32.0)%
Nontaxable life insurance earnings                   (33,000)          (3.0)%       (15,000)          (4.0)%
Other items, net                                      (3,000)          (1.0)%        (2,400)          (1.0)%
                                                ------------   ------------    ------------   ------------
Actual tax expense                              $   (250,000)         (22.0)%  $      1,600              -
                                                ============   ============    ============   ============

                           DECEMBER 31, 2004 AND 2003

NOTE 8 - INCOME TAXES - CONTINUED

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

                                                    2004           2003
                                                ------------   ------------
Deferred tax assets:
   Allowance for loan losses                    $    375,000   $    308,000
   Organization and start up costs                         -         68,000
   Net operating loss carryforward                   239,000        868,000
   Unrealized loss on investment securities          144,000         72,000
   Other items                                       104,000         34,000
                                                ------------   ------------
                                                     862,000      1,350,000

Deferred tax liabilities:
   Accrual to cash basis                             (39,000)      (174,000)
                                                ------------   ------------
                                                     (39,000)      (174,000)

Total deferred income tax asset                      823,000      1,176,000

Valuation allowance                                 (414,000)    (1,089,000)
                                                ------------   ------------

Net deferred income tax liability               $    409,000   $     87,000
                                                ============   ============

The amounts above include a valuation allowance relating to tax assets for net operating loss carryforwards and other future deductible items, which may not be utilized. The Company has net operating loss carryforwards of approximately $435,000 for federal and $1.2 million for state income tax purposes. Net operating loss carryforwards will expire in 2021 for federal income tax purposes and in 2013 for state income tax purposes, if not previously utilized.

NOTE 9 - FINANCIAL INSTRUMENTS

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

                           DECEMBER 31, 2004 AND 2003

NOTE 9 - FINANCIAL INSTRUMENTS - CONTINUED

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitment to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments at December 31, whose contract amounts represent credit risk are as follows:

                                                    2004           2003
                                                ------------   ------------
Undisbursed loan commitments                    $ 25,471,000   $ 20,421,000
Standby letters of credit                            828,000        137,000
                                                ------------   ------------
                                                $ 26,299,000   $ 20,558,000
                                                ============   ============

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

                                                    2004           2003
                                                ------------   ------------
Balance at the beginning of the year            $  1,798,000   $  1,923,000
New loans and renewals                             1,000,000      1,697,000
Repayments and renewals                             (827,000)    (1,822,000)
                                                ------------   ------------
Balance at the end of the year                  $  1,971,000   $  1,798,000
                                                ============   ============

Also in the ordinary course of business, certain officers and directors of the Company have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2004 and 2003 was approximately $936,000 and $3,096,000, respectively.

                           DECEMBER 31, 2004 AND 2003

NOTE 11 - COMPANY SAVINGS PLAN

In October 2001, the Company elected to establish a deferred compensation plan for those employees employed as of this date or for all employees who have completed at least 1,000 hours of service during a twelve consecutive month period. The employees may defer a portion of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 2004 and 2003, the Company did not make any contributions to the plan.

NOTE 12 - STOCK OPTION PLAN

During 1999, the Company's Board of Directors approved a fixed stock option plan under which incentive and non-qualified stock options may be granted to key, full-time salaried officers, employees and directors of the Company. The shares of stock initially subject to options authorized to be granted under the Plan consist of 252,000 shares of the authorized and unissued common stock of the Company. All options are granted at an exercise price equal to the fair market value of the shares on the date of grant and have an exercise period of not longer than ten years from the date of grant. The Plan was ratified by the shareholders at the Company's annual meeting in May 2001. These options vest equally over a three-year period. All of the unissued options in this plan were canceled with the adoption of the 2004 stock option plan.

During 2004, the Company's Board of Directors approved a fixed stock option plan under which incentive and non-qualified stock options may be granted to key, full-time salaried officers, employees and directors of the Company. The shares of stock initially subject to options authorized to be granted under the Plan consist of 169,000 shares of the authorized and unissued common stock of the Company. All options are granted at an exercise price equal to the fair market value of the shares on the date of grant and have an exercise period of not longer than ten years from the date of grant. The Plan was ratified by the shareholders at the Company's annual meeting in May 2004. These options vest equally over a three-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2004: no expected dividends, a volatility rate of 27%; risk-free interest rates of 3.90% and an expected life of 8 years.

                           DECEMBER 31, 2004 AND 2003

NOTE 12 - STOCK OPTION PLAN - CONTINUED

A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2004 and 2003 is presented below:

                                                2004                    2003
                                       ----------------------   ----------------------
                                                    Weighted-                Weighted-
                                                     Average                  Average
                                                    Exercise                 Exercise
                                        Shares       Price       Shares        Price
                                       --------    ----------   --------    ----------
Outstanding at beginning of year        176,925    $     9.43    179,550    $     9.44
Granted                                  22,750    $    13.95          -    $        -
Forfeited                                (4,725)   $     9.05     (2,625)   $     9.52
Exercised                               (10,500)   $     9.29          -    $        -
                                       --------                 --------
Outstanding at end of year              184,450    $    10.01    176,925    $     9.43
                                       ========                 ========
Options exercisable at year end         159,075    $     9.46    160,475    $     9.47

Weighted-average fair value of
 options granted during the year                   $     3.66                      N/A

The following is a summary of the options outstanding and exercisable as of December 31, 2004:

                       Options Outstanding               Options Exercisable
              --------------------------------------   -----------------------
                               Weighted-   Weighted-                 Weighted-
                                Average     Average                   Average
 Exercise         Number       Remaining   Exercise      Number      Exercise
  Price        Outstanding       Life        Price     Exercisable     Price
----------    --------------   ---------   ---------   -----------   ---------
 $    9.05            23,625   6.6 years   $    9.05        21,000   $    9.05

 $    9.52           138,075   5.2 years   $    9.52       138,075   $    9.52

 $   13.95            22,750   9.8 years   $   13.95             -   $       -
              --------------                           -----------
                     184,450   5.9 years   $   10.01       159,075   $    9.46
              ==============                           ===========

                           DECEMBER 31, 2004 AND 2003

NOTE 13 - DEFERRED COMPENSATION AGREEMENTS

During 2003, the Company entered into deferred compensation agreements with certain executive officers. Under these agreements, the Company is obligated to provide, upon retirement, annual benefit for the officers ranging from $40,000 to $75,000 for 15 years. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 2004 and 2003 totaled $161,327 and $86,291, respectively. The Company is a beneficiary of the life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE 14 - RESTRICTION ON RETAINED EARNINGS

With certain exceptions, a California corporation may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE 15 - REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

                           DECEMBER 31, 2004 AND 2003

NOTE 15 - REGULATORY MATTERS - CONTINUED

The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since notification that management believes have changed the Bank's category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollar amounts are in thousands).

                                                                                                  To be well-
                                                                           For capital         capitalized under
                                                                            adequacy           prompt corrective
                                                      Actual                purposes           action provisions:
                                                -------------------    -------------------    -------------------
                                                 Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                --------   --------    --------   --------    --------   --------
As of December 31, 2004:

Company:
  Total capital (to risk weighted assets)       $ 15,256       16.9%   $  7,221        8.0%        N/A        N/A
  Tier 1 capital (to risk weighted assets)      $ 14,293       15.8%   $  3,610        4.0%        N/A        N/A
  Tier 1 capital (to average assets)            $ 14,293       10.7%   $  5,363        4.0%        N/A        N/A
Bank:
  Total capital (to risk weighted assets)       $ 14,248       15.8%   $  7,221        8.0%   $  9,026       10.0%
  Tier 1 capital (to risk weighted assets)      $ 13,245       14.7%   $  3,610        4.0%   $  5,415        6.0%
  Tier 1 capital (to average assets)            $ 13,245        9.9%   $  5,363        4.0%   $  6,704        5.0%

As of December 31, 2003:

Company:
  Total capital (to risk weighted assets)       $  9,214       13.0%   $  5,686        8.0%        N/A        N/A
  Tier 1 capital (to risk weighted assets)      $  8,376       11.8%   $  2,843        4.0%        N/A        N/A
  Tier 1 capital (to average assets)            $  8,376        7.4%   $  4,541        4.0%        N/A        N/A
Bank:
  Total capital (to risk weighted assets)       $  9,182       12.9%   $  5,686        8.0%   $  7,107       10.0%
  Tier 1 capital (to risk weighted assets)      $  8,344       11.7%   $  2,843        4.0%   $  4,264        6.0%
  Tier 1 capital (to average assets)            $  8,344        7.4%   $  4,541        4.0%   $  5,677        5.0%

                           DECEMBER 31, 2004 AND 2003

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           DECEMBER 31, 2004 AND 2003

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments is summarized as follows:
(dollar amounts in thousands)

                                                                   December 31,
                                                -------------------------------------------------
                                                         2004                      2003
                                                -----------------------   -----------------------
                                                 Carrying      Fair        Carrying      Fair
                                                  Value        Value        Value        Value
                                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
   Cash and due from banks                      $    6,671   $    6,671   $    6,485   $    6,485
   Federal funds sold                                4,371        4,371          155          155
   Certificates of deposit                             345          345            -            -
   Investment securities                            52,289       52,303       47,119       47,140
   Loans, net                                       68,322       68,258       52,500       52,560
   Cash surrender value of life
    insurance                                        2,331        2,331        2,233        2,233
   Accrued interest receivable                         539          539          572          572

FINANCIAL LIABILITIES:
   Deposits                                        122,109      122,443      101,621      102,491
   Other borrowings                                      -            -          248          248
   Accrued interest and other liabilities              962          962          376          376

NOTE 17 - FORMATION OF SERVICE 1ST BANCORP

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

NOTE 18 - STOCK SPLIT

On February 27, 2004, the Company declared a 5% stock dividend to shareholders of record on March 10, 2004. The dividend was paid on April 12, 2004. Each shareholder entitled to the dividend received a stock certificate equal to 5% of the shares held by the shareholder rounded down to the nearest whole share with fractional shares paid in cash.

All of the per share data in the financial statements have been retroactively adjusted to reflect this 5% stock dividend.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS

          (a)(1)  Financial Statements. Listed and included in Part II, Item 7.

             (3)  Exhibits

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

                  (3.2)     Bylaws, as amended.

                  (4.1) Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from Registrant's Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

                  (10.1) Lease agreement dated May 3, 2002, related to 2800 West March Lane, Suite 120, CA 95219 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.2) Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 West 10th Street, Tracy, CA 95376 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                  (10.7) Lease agreement dated March 27, 2003, related to 3533 Jamison Way, Castro Valley, California 94546, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.8)* John O. Brooks Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.9)* Bryan R. Hyzdu Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.10)* Robert E. Bloch Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.11)* Patrick Carman Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (10.12)* 2004 Stock Option Plan and Forms of Incentive and Nonstatutory Stock Option Agreements, incorporated by reference from the Registrant's Form S-8, Registration No. 333-116818, filed with the Securities and Exchange Commission on June 24, 2004.

                  (10.13)* John O. Brooks Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.14)* Bryan R. Hyzdu Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.15)* Robert E. Bloch Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.16)* Patrick Carman Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.17)* Shannon Reinard Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.18) Fiserv Solutions, Inc. Agreement dated October 7, 2004 for service bureau, data processing, and item processing

                  (14.1) Code of Ethics, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, Registration No. 000-50323, filed with the Securities and Exchange Commission on March 30, 2004.

                  (21.1)    Registrant's only subsidiary is Service 1st Bank.

                  (23.1)    Consent of Vavrinek, Trine, Day & Co., LLP.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERVICE 1ST BANCORP


Date: March 30, 2005                        By:  /s/ JOHN O. BROOKS
                                                 -------------------------------
                                                 John O. Brooks
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: March 30, 2005                        By:  /s/ ROBERT E. BLOCH
                                                 -------------------------------
                                                 Robert E. Bloch
                                                 Executive Vice President and
                                                 Chief financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                    Date
------------------------------       ----------------       ------------------


/s/ JOHN O. BROOKS                       Chairman             March 30, 2005
------------------------------
John O. Brooks


/s/ EUGENE C. GINI                       Director             March 30, 2005
------------------------------
Eugene C. Gini


/s/ BRYAN R. HYZDU                       Director             March 30, 2005
------------------------------
Bryan R. Hyzdu


/s/ ROBERT D. LAWRENCE                   Director             March 30, 2005
------------------------------
Robert D. Lawrence


/s/ FRANCES C. MIZUNO                    Director             March 30, 2005
------------------------------
Frances C. Mizuno


/s/ RICHARD R. PAULSEN                   Director             March 30, 2005
------------------------------
Richard R. Paulsen


/s/ TONI MARIE RAYMUS                    Director             March 30, 2005
------------------------------
Toni Marie Raymus

/s/ MICHAEL K. REPETTO                   Director             March 30, 2005
------------------------------
Michael K. Repetto


/s/ ANTHONY F. SOUZA                     Director             March 30, 2005
------------------------------
Anthony F. Souza


/s/ ALBERT VAN VELDHUIZEN                Director             March 30, 2005
------------------------------
Albert Van Veldhuizen


/s/ DONALD L. WALTERS                    Director             March 30, 2005
------------------------------
Donald L. Walters

                       EXHIBIT INDEX

Exhibit
Number    Description                                                     Page
-------   ------------------------------------------------------          ------
 3.2      Bylaws, as amended                                                68

 10.18    Agreement with Fiserv Solutions, Inc.                             91

 23.1     Consent of Vavrinek, Trine, Day & Co., LLP                       100

 31.1     Certification of Chief Executive Officer pursuant                101
          to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2     Certification of Chief Financial Officer pursuant                102
          to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1     Certification of Service 1st Bancorp by its Chief.               103
          Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002