Form 10QSB
period 2005-03-31
SERVICE 1ST BANCORP
filed 2005-05-16
CIK 1225078

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE For the transition period from ____________ to ____________

                        Commission file number 000-50323

                               SERVICE 1ST BANCORP
                               -------------------
        (Exact name of small business Issuer as specified in its Charter)

          State of California                         32-0061893
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

         2800 West March Lane, Suite 120, Stockton, California 95219
        ------------------------------------------------------------
                  (Address of principal executive offices)

                                (209) 956-7800
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

1,590,937 shares of registrant's common stock were outstanding at May 12, 2005.

================================================================================

The Index to Exhibits is located at page 24.

PART I FINANCIAL INFORMATION

ITEM 1. Financial statements

                               SERVICE 1ST BANCORP
                           CONSOLIDATED BALANCE SHEETS
                              For the periods ended
                                   (unaudited)

ASSETS                                                       03/31/05         12/31/04
                                                          -------------    -------------
Cash & due from banks                                     $   7,673,780    $   6,670,896
Fed Funds sold                                               12,021,773        4,371,469
                                                          -------------    -------------
   Cash and cash equivalents                                 19,695,553       11,042,365

Certificates of deposits with other banks                     3,797,559          345,000
Securities available-for-sale                                58,801,786       51,722,636
Securities held-to-maturity                                     493,238          566,489

Loans, net                                                   69,533,868       68,322,348

Bank premises and equipment, net                                623,408          626,792
Bank owned life insurance                                     2,352,422        2,331,308
Accrued interest and other assets                             2,909,497        2,215,697
                                                          -------------    -------------
                                                          $ 158,207,331    $ 137,172,635
                                                          =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                                $  28,512,212    $  20,958,209
   Interest-bearing DDA                                      71,116,204       66,230,759
   Money market deposit accounts                             12,702,527        6,413,624
   Savings accounts                                           3,439,254        2,611,166
   Certificates of deposit                                   26,929,411       25,894,824
                                                          -------------    -------------
      Total deposits                                        142,699,608      122,108,582
Other borrowings                                                      -                -
Other liabilities                                               997,384          962,382
                                                          -------------    -------------

      Total liabilities                                     143,696,992      123,070,964

Shareholders' equity:
   Common stock                                              15,992,913       15,425,042
   Accumulated deficit                                         (863,408)      (1,117,844)
   Accumulated other comprehensive income net of tax           (619,166)        (205,527)
                                                          -------------    -------------
      Total shareholders' equity                             14,510,339       14,101,671
                                                          -------------    -------------
      Total liabilities and shareholders' equity          $ 158,207,331    $ 137,172,635
                                                          =============    =============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                           For the three months ended
                                   (unaudited)

                                                                  3/31/05        3/31/04
                                                               ------------   ------------
Interest income:
   Interest and fees on loans                                  $  1,257,416   $    971,539
   Interest on investment securities                                528,206        432,834
   Interest on federal funds sold                                    61,627          8,088
   Other interest income                                             10,228              -
                                                               ------------   ------------
                                                                  1,857,477       1,412461
Interest expense:
   Interest expense on deposits                                     588,306        428,688
   Other interest expense                                                 -            183
                                                               ------------   ------------
                                                                    588,306        428,871
                                                               ------------   ------------

            Net interest income                                   1,269,171        983,590
Provision for loan losses                                            60,000         35,000
                                                               ------------   ------------

     Net interest income after provision for loan losses          1,209,171        948,590

Other income                                                        198,535        288,540

Other expense:
   Salaries and employee benefits                                   605,453        537,318
   Occupancy expense and equipment                                  122,453        133,623
   Other operating expense                                          311,238        297,431
                                                               ------------   ------------
                                                                  1,039,144        968,372
                                                               ------------   ------------
            Net income before income taxes                          368,562        268,758
Income taxes expense                                                114,126              -
                                                               ------------   ------------

            Net income                                         $    254,436   $    268,758
                                                               ============   ============
Net income per share - basic                                   $       0.16   $       0.23
                                                               ============   ============
Net income per share - diluted                                 $       0.15   $       0.22
                                                               ============   ============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                  Accumulated
                                          Common Stock                                                Other          Total
                                  ----------------------------  Comprehensive      Accumulated    Comprehensive   Shareholders'
                                     Shares           Amount        Income           Deficit         Income          Equity
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2004           1,155,105    $ 10,915,069                    $ (2,529,737)   $   (102,561)   $  8,282,771

Cash paid for fractional shares           (149)                                                         (2,085)         (2,085)

Common stock sold, net of
   costs of $7,964                     376,208       4,412,480                                                       4,412,480

Stock options exercised                 10,500          97,493                                                          97,493

Comprehensive Income:
   Net income                                                     $  1,413,978       1,413,978                       1,413,978
   Unrealized losses on
      securities, net of tax
      of $139,860                                                     (198,985)                       (198,985)       (198,985)
   Reclassification adjustment
      for gains included in net
      income net of tax
      of $8,258                                                         (5,767)                         (5,767)         (5,767)
                                                                  ------------

         Comprehensive Income                                     $  1,311,012
                                                                  ============

                                  ------------    ------------                    ------------    ------------    ------------

Balance at December 31, 2004         1,541,664      15,425,042                      (1,117,844)       (205,527)     14,101,671

Common stock sold, net of
   costs of $11,086                     49,273         567,871                                                         567,871

Comprehensive Income:
   Net income                                                      $    254,436        254,436                         254,436
   Unrealized losses on
     securities, net of tax
     of $290,515                                                       (413,639)                      (413,639)       (413,639)
                                                                  ------------

         Comprehensive Income                                     $   (159,204)
                                                                  ============

                                  ------------    ------------                    ------------    ------------    ------------

Balance at December 31, 2004         1,590,937    $ 15,992,913                    $   (863,408)   $   (619,166)   $ 14,510,339
                                  ============    ============                    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the quarters ended March 31, 2005 and 2004

                                                                            2005            2004
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                           $    254,436    $    268,758
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                             60,000          35,000

        Depreciation and amortization                                         42,837          44,505
        Gain on sale of securities                                                 -          (9,774)
        Gain on sale of loans                                                (63,086)       (133,714)
        Amortization and accretion on securities                              71,899         112,924
        Earnings on cash surrender value life insurance, net                 (25,805)        (23,427)
        Increase in accrued interest                                        (136,985)        (28,168)
        Increase in other assets                                            (285,223)       (283,602)
        Increase in accrued interest and other liabilities                    35,002         141,863
                                                                        ------------    ------------
   Net cash provided by operating activities                                 (46,925)        124,365

Cash flows from investing activities:
   Purchases of securities available for sale                            (13,033,265)    (20,558,056)
   Proceeds from sales of securities available for sale                            -       1,004,930
   Proceeds from payments, maturities and calls of securities
      available for sale                                                   5,201,676      11,498,373
   Proceeds from payments, maturities and calls of securities held
      to maturity                                                             73,251         724,227
   Increase in loans                                                       (2,14,637)     (7,333,130)
   Proceeds from sales of loans                                              906,203       1,276,464

   Purchase of certificates of deposit at other banks                     (3,452,559)              -
   Purchases of premises and equipment                                       (39,453)        (17,216)
                                                                        ------------    ------------
   Net cash used by investing activities                                 (12,458,784)    (13,404,408)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings         19,556,439      19,658,092
   Net increase in time deposits                                          (1,034,587)     (1,341,825)

   Proceeds from sale of common stock, net of costs                          567,871               -
   Net change in other borrowings                                                  -        (149,913)
                                                                        ------------    ------------
   Net cash from financing activities                                     21,158,897      18,166,354
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                       8,653,188       4,886,311
Cash and cash equivalents at beginning of year                            11,042,365       6,639,537
                                                                        ------------    ------------

Cash and cash equivalents at end of year                                $ 19,695,553    $ 11,525,848
                                                                        ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                             $     463,56    $    374,037
   Income taxes                                                         $          -    $      1,600

The accompanying notes are an integral part of these consolidated statements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and the Company's income statement for the three months ended March 31, 2005 and 2004, and the statement of cash flows for the three months ended March 31, 2005 and 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The balance sheet as of December 31. 2004, has been derived from the audited balance sheet as of that date.

Reclassifications

Certain reclassifications were made to prior periods presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Stock-based compensation

SFAS No. 123(R), "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities such as the Company to continue until 2006 to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation cost to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No. 123(R).

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

                                                               For the three months ended March 31,
                                                                       2005           2004
                                                                   -----------    -----------
Net Income:
   As Reported                                                     $   254,436    $   268,758
   Stock-Based Compensation using the Intrinsic Value Method                 -              -
   Stock-Based Compensation that would have been reported
       using the Fair Value Method of SFAS 123                          (2,689)        (2,689)
                                                                   -----------    -----------

   Pro Forma                                                       $   251,747    $   266,069
                                                                   ===========    ===========

Net income per share - basic
   As reported                                                     $      0.16    $      0.23
   Pro forma                                                       $      0.16    $      0.23

Net income per share - diluted
   As reported                                                     $      0.15    $      0.22
   Pro forma                                                       $      0.15    $      0.22

In December 2004, FASB revised SFAS 123 and issued it under its new name, "Share-Based Payment". This statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards

The Company must adopt this statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense in the year of vesting. The Company is unable to estimate the impact of this Statement in its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006. However, options that are outstanding currently and vest in 2006 and 2007 will create net compensation cost of approximately $28,000 in 2006 and $23,000 in 2007, ignoring any forfeitures or cancellations


Note 2 - EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares outstanding used in the computation of basic earnings per share were 1,590,129 and 1,155,105 in 2005 and 2004, respectively. Weighted average shares outstanding used in the computation of diluted earning per share were 1,655,144 and 1,215,218 in 2005 and 2004, respectively.

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities as of March 31, 2005 are as follows:

                                                             Gross          Gross         Estimated
                                            Amortized     Unrealized      Unrealized        Fair
                                               Cost          Gains          Losses          Value
                                          ------------   ------------    ------------    ------------
Available-for-Sale Securities:
   U.S. Government Agencies               $ 27,353,827   $          -    $   (593,202)   $ 26,760,625
   State and Political Subdivisions            125,000          1,195               -         126,195
   Asset-Backed Securities                   8,320,625          4,193        (105,314)      8,219,504
   Mortgage-Backed Securities               24,056,415         13,760        (374,713)     23,695,462
                                          ------------   ------------    ------------    ------------

                                          $ 59,855,867   $     19,148    $ (1,073,229)   $ 58,801,786
                                          ============   ============    ============    ============
Held-to-Maturity Securities:
   Asset-Backed Securities                $    197,257   $      2,839    $          -    $    200,096
   Mortgage-Backed Securities                  295,981          6,722               -         302,703
                                          ------------   ------------    ------------    ------------

                                          $    493,238   $      9,561    $          -    $    502,799
                                          ============   ============    ============    ============

Securities carried at approximately $30,310,000 were pledged to secure deposits of public funds and borrowing arrangements.


The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2004.

                                                             Gross          Gross         Estimated
                                            Amortized     Unrealized      Unrealized        Fair
                                               Cost          Gains          Losses          Value
                                          ------------   ------------    ------------    ------------
Available-for-Sale Securities:
   U.S. Government Agencies               $ 21,835,011   $     10,294    $   (212,572)   $ 21,632,733
   State and Political Subdivisions            125,000          2,614               -         127,614
   Asset-Backed Securities                   6,473,191         20,379         (30,259)      6,463,311
   Mortgage-Backed Securities               23,639,408         27,507        (167,937)     23,498,978
                                          ------------   ------------    ------------    ------------

                                          $ 52,072,610   $     60,794    $   (410,768)   $ 51,722,636
                                          ============   ============    ============    ============

Held-to-Maturity Securities:
   Asset-Backed Securities                $    244,040   $      3,140    $          -    $    247,180
   Mortgage-Backed Securities                  322,449         10,858            (297)        333,010
                                          ------------   ------------    ------------    ------------

                                          $    566,489   $     13,998    $       (297)   $    580,190
                                          ============   ============    ============    ============

NOTE 4 - LOANS

The Company's customers are primarily located in San Joaquin County. At March 31, 2005, approximately 73.5% of the Company's loans are for real estate and construction and approximately 21.4% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 2.5% of the loan portfolio with agriculture loans making up the remaining 2.6%. Generally, real estate loans are collateralized by real property while commercial and other loans are collaterized by funds on deposit, business or personal assets.

Major classifications of loans were:

                                                3/31/05        12/31/04
                                             ------------    ------------
Construction and land development loans      $ 26,732,038    $ 15,498,534
Real estate loans                              25,315,498      35,302,346
Commercial loans                               15,178,976      14,721,336
Agricultural loans                              1,831,340       1,951,225
Consumer loans                                  1,741,980       2,105,043
                                             ------------    ------------
                                               70,834,354      69,578,484
Deferred loan fees and costs, net                (277,486)       (293,136)
Allowance for loan losses                      (1,023,000)       (963,000)
                                             ------------    ------------

                                             $ 69,533,868    $ 68,322,348
                                             ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-QSB including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties, which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general economic conditions, nationally, regionally and in operating market areas, including a decline in real estate values in the Company's market areas; (4) the effects of terrorism, the threat of terrorism or the impact of potential military conflicts; (5) changes in the regulatory environment; (6) changes in business conditions and inflation; (7) changes in securities markets; (8) data processing problems; (9) variances in the actual versus projected growth in assets; (10) return on assets; (11) loan losses; (12) expenses; (13) rates charged on loans and earned on securities investments; (14) rates paid on deposits; and (15) fee and other noninterest income earned, as well as other factors. This entire Quarterly Report and the Annual Report on Form 10-KSB for the year ended December 31 2004, 2005 quarterly reports on Form 10-QSB and current reports on Form 8-K should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

     The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 and the Annual Report on Form 10-KSB for the year ended December 31, 2004.


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

Stock-Based Compensation

     SFAS No. 123(R), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No. 123(R).

Summary of Financial Condition

     The Company's total consolidated assets increased 15.3% from December 31, 2004 to March 31, 2005. As of March 31, 2005, total consolidated assets were $158,207,331 compared to $137,172,635 as of December 31, 2004. The increase in growth was primarily from an increase in noninterest-bearing DDA, interest bearing DDA, and money market deposit accounts. Fourteen million dollars of this growth was from one customer and it's anticipated that these funds will be deposited with the Bank for a short period of time.

     Total net loans at March 31, 2005 were $69,533,868 compared to $68,322,348 at December 31, 2004. This represents an increase in net loans of 1.8% from December 31, 2004.

     Total investment securities at March 31, 2005 were $59,295,044 compared to $52,289,125 at December 31, 2004. Federal Funds sold at March 31, 2005 were $12,021,773 compared to $4,371,469 at December 31, 2004. The increase in investment securities and Federal Funds sold was a result of the $20,591,026 increase in deposits for the quarter.

     Total deposits were $142,699,608 at March 31, 2005 compared to $122,108,582 at December 31, 2004. Noninterest-bearing DDA accounts increased from $20,958,209 at December 31, 2004 to $28,512,212 at March 31, 2005.
Interest-bearing DDA accounts increased to $71,116,204 at March 31, 2005 from $66,230,759 at December 31, 2004. Money market deposit accounts increased from $6,413,624 at December 31, 2004 to $12,702,527 at March 31, 2005.

Results of Operations

     Net income for the three months ended March 31, 2005 was $254,436 compared to $268,758 for the first quarter of 2004. The Company will recapture all of its initial net operating loss carryforwards this year. Consequently, the Company will sustain an increased tax burden and requirement to accrue income tax expense during 2005. Due primarily to the accrual for income tax expense of $114,126 for 2005, the diluted earnings per share was $0.15 for the three months ended March 31, 2005, compared to $0.22 for the same period in 2004. Income before taxes for the three months ended March 31, 2005 was $368,562 compared to $268,758 for the same quarter of 2004. The favorable improvement in the

Company's operations for the three months ended March 31, 2005 reflects the income that the Bank has been able to generate from an increase in loans and investments. Other income declined to $198,535 for the three months ended March 31, 2005 from $278,766 at March 31, 2004. The decline in other income was primarily due to a decrease in premiums received on loans sold, loan servicing fees, and referral fees on mortgage loans. There were also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

Net Interest Income and Net Interest Margin

     Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income on the next page.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the quarters ended March 31, 2005 and 2004.

                                                       March 31, 2005                             March 31, 2004
                                         ----------------------------------------    -----------------------------------------
                                                                        Average                                      Average
                                            Average        Income/      Yield or        Average       Income/        Yield or
                                            Balance        Expense     Rate Paid        Balance       Expense       Rate Paid
                                         ------------   ------------  -----------    ------------   ------------  ------------
Interest-earning assets:
Interest-bearing deposits                $  1,257,722   $     10,228         3.30%   $          -   $          -          0.00%
Investments                                55,779,316        528,206         3.84%     49,511,479        432,834          3.52%
Federal funds sold                          9,740,541         61,627         2.57%      3,252,155          8,088          1.00%
Loans (1) (2)                              69,654,124      1,257,416         7.32%     56,110,355        971,539          6.96%
                                         ------------   ------------                 ------------   ------------

   Total interest-earning assets          136,431,703      1,857,477         5.52%    108,873,989      1,412,461          5.22%


Allowance for loan losses                    (985,000)                                   (865,281)
Cash and due from banks                     8,020,616                                   5,658,691
Bank premises and equipment                   632,738                                     708,279
Accrued interest receivable                   522,421                                     526,681
Other assets                                4,194,635                                   3,246,228
                                         ------------                                ------------
   Total assets                          $148,817,113                                $118,148,587
                                         ============                                ============

Interest  Bearing Liabilities:

Demand deposits                          $ 70,111,835        318,860         1.84%   $ 52,935,649        205,874          1.56%
Savings & money market accounts            13,420,610         29,984         0.91%     14,884,555         32,475          0.88%
Time Deposits                              26,937,195        239,462         3.61%     25,608,574        109,339          2.99%
Other borrowings                                    -              -            -         100,947            183          0.73%
                                         ------------   ------------                 ------------   ------------
   Total interest-bearing liabilities     110,469,640        588,306         2.16%     93,529,725        428,871          1.84%
                                         ------------   ------------                 ------------   ------------

Non-interest bearing demand deposits       22,820,928                                  15,954,057
Other Liabilities                             626,356                                     378,398
                                         ------------                                ------------
   Total liabilities                      133,916,924                                 109,862,180
Shareholders' equity                       14,900,189                                   8,286,407
                                         ------------                                ------------
   Total liabilities and shareholders'
      equity                             $148,817,113                                $118,148,587
                                         ============                                ============

Net interest income                                     $  1,269,171                                $    983,590
                                                        ============                                ============
Net interest margin on average
  interest earning assets (3)                                                3.77%                                        3.63%

1. Average loan balances include average deferred loan fees of $282,384 and $218,780 for the periods ending March 31, 2005 and 2004, respectively.

2. Interest on loans includes fees of $44,650 and $22,455 for the periods ending March 31, 2005 and 2004, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

     Net interest income for the three months ended March 31, 2005 was $1,269,171 compared to $983,590 for 2004. Average interest-earning assets for the three months ended March 31, 2005 was $136,431,703 compared to $108,873,989 during the same three months of 2004 The yield earned on average interest-earning assets during the first quarter of 2005 was 5.52% compared to 5.22% during the first quarter of 2004. The average rate paid on interest bearing-liabilities increased from 1.84% for the third quarter of 2004 to 2.16% during the first quarter of 2005. The increase in rates earned on loans, investments, and paid on deposits was a result of the Federal Reserve Bank raising interest rates seven times from July 1, 2004 through March 22, 2005.

Allowance and Provision for Loan Losses

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

     Construction loans and other real estate secured loans comprise 73.5% of total loans outstanding at March 31, 2005. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

     The provision for loan losses for the three months ended March 31, 2005 was $60,000 compared to $35,000 during the same quarter of 2004. At March 31, 2005, the allowance for loan losses was $1,023,000 compared to $963,000 at December 31, 2004. The ratio of allowance for loan losses to gross loans was 1.44% at March 31, 2005 compared to 1.38% at December 31, 2004. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.


                                            For the Three Months Ended March 31,
                                                   2005            2004
                                               ------------    ------------
Outstanding Loans:
  Average for the Period                       $ 69,654,124    $ 56,110,355
  End of the Period                            $ 70,834,354    $ 59,789,075
Allowance For Loan Losses:
Balance at Beginning of Year                   $    963,000    $    838,000
Actual Charge-Offs:
  Commercial                                              -               -
  Consumer                                                -               -
  Real Estate                                             -               -
Total Charge-Offs                                         -               -
Less Recoveries:
  Commercial                                              -               -
  Consumer                                                -               -
  Real Estate                                             -               -
Total Recoveries                                          -               -
Net Loans Charged-Off                                     -               -
Provision for Loan Losses                            60,000          35,000
                                               ------------    ------------
Balance at End of Period                       $  1,023,000    $    873,000
                                               ============    ============
Ratios:
  Net Loans Charged-Off to Average Loans                  0%             .0%
  Allowance for Loan Losses to Total Loans             1.44%           1.46%
  Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                           0%              0%
Net Loans Charged-Off to Provision for Loan
      Losses                                              0%              0%
Allowance for Loan Losses to Nonperforming
      Loans                                          1346.1%          124.9%


Nonaccrual Loans, Loans Past Due 90 Days and OREO

     Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $76,000 at March 31, 2005 and $699,000 at March 31, 2004 and $78,000 at December 31, 2004.

     At March 31, 2005 there were loans totaling $76,000 that were considered impaired or troubled debt restructurings compared to $699,000 at March 31, 2004 and $78,000 at December 31, 2004. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2005 or December 31, 2004. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2005 or December 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

     There was no other real estate owned at March 31, 2005 and December 31, 2004.

Other Income

     Other income for the three months ended March 31, 2005 was $198,535 compared to $278,766 for the same period during 2004. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds for the three months ended March 31, 2005 were $11,639 compared to $27,991 in 2004. The activity in the refinance market for loans declined causing the earnings from the activity to decrease. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended March 31, 2005 were $91,402 compared to $152,142 during the same period in 2004. The decline in the gain on the guaranteed portion of loans sold for 2005 was related to a lower volume of guaranteed loans being originated in 2005.

Other Expense

     Salaries and employee benefits for the three months ended March 31, 2005 was $605,453 compared to $537,318 for the three months ended March 31, 2004. The increase in salaries and employee benefits during 2005 was a result of an increase in the number of employees in anticipation of an increase in growth for loan production and for branch activities. There were 33 employees at March 31, 2005 compared to 29 at March 31, 2004. Deferred compensation expense related to loan production activity decreased from a $94,802 credit for the three months ended March 31, 2004 compared to a credit of $75,168 for the first quarter of 2005. The additional increase in salaries and employee benefits reflects an increase in salaries for a cost of living adjustment.

     Occupancy and equipment expense was $122,453 for the three months ended March 31, 2005 compared to $133,623 for the same period during 2004.

     Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended March 31, 2005 were $311,238 compared to $297,431 for the three months ended March 31, 2004. The increase in other expenses was commensurate with the growth of the Bank.

Capital Resources

     Total shareholders' equity at March 31, 2005 was $14,510,339 compared to $14,101,671 at December 31, 2004. The increase was primarily from the net income for the three months ended March 31, 2005 of $254,436 and the receipt of $567,871 from a private placement of 49,273 shares of common stock. Due to rising interest rates there was an increase in the unrealized losses on securities of $413,639.

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

The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy under the regulatory framework.

(dollar amounts in thousands)                                                                              To Be Categorized
                                                                                                            Well Capitalized
                                                                                                                  Under
                                                                                   For Capital             Prompt Corrective
                                                            Actual:             Adequacy Purposes:         Action Provisions:
                                                     Amount        Ratio       Amount         Ratio       Amount         Ratio
                                                     ------        -----       ------         -----       ------         -----
As of March 31, 2005
Company:
   Total capital (to risk weighted assets)          $16,138        17.9%       $7,221          8.0%          N/A           N/A
   Tier 1 capital (to risk weighted assets)         $15,115        16.7%       $3,610          4.0%          N/A           N/A
   Tier 1 capital (to average assets)               $15,115        10.3%       $5,934          4.0%          N/A           N/A
Bank:
   Total capital (to risk weighted assets)          $14,900        16.5%       $7,221          8.0%       $9,026         10.0%
   Tier 1 capital (to risk weighted assets)         $13,837        15.3%       $3,610          4.0%       $5,415          6.0%
   Tier 1 capital (to average assets)               $13,837         9.4%       $5,874          4.0%       $7,343          5.0%

As of December 31, 2004

Company:
   Total capital (to risk weighted assets)          $15,256        16.9%      $ 7,221          8.0%          N/A           N/A
   Tier 1 capital (to risk weighted assets)         $14,293        15.8%      $ 3,610          4.0%          N/A           N/A
   Tier 1 capital (to average assets)               $14,293        10.7%      $ 5,363          4.0%          N/A           N/A
Bank:
   Total capital (to risk weighted assets)          $14,248        15.8%      $ 7,221          8.0%      $ 9,026         10.0%
   Tier 1 capital (to risk weighted assets)         $13,245        14.7%      $ 3,610          4.0%      $ 5,415          6.0%
   Tier 1 capital (to average assets)               $13,245         9.9%      $ 5,363          4.0%      $ 6,704          5.0%

The Bank meets the "well capitalized" capital ratio measures at both March 31, 2005 and December 31, 2004.

Liquidity

The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $23,700,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's and Bank's results of operations during the periods ending March 31, 2005 and 2004.

Off-Balance Sheet Items

     As of March 31, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $24,574,000 and $26,299,000 at March 31, 2005 and December 31, 2004, respectively. As a percentage of net loans these off-balance sheet items represent 34.7% and 37.8%, respectively.

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

Item 3. Controls and Procedures

     (a) Disclosure Controls and Procedures

     An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     (b) Internal Control Over Financial Reporting

     An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                (3.2) Bylaws, as amended incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

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

                (10.8)* John O. Brooks Salary Continuation Agreement dated
                        September10,2003,incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

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

                  (10.17)* Shannon Reinard Employment Agreement dated July 15,
                           2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004. . (10.18) Fiserv Solutions, Inc. Agreement dated October 7, 2004 for service bureau, data processing, and item processing incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

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


                                         SERVICE 1ST BANCORP

Date: May 10, 2005                       By:  /s/ John O. Brooks
                                              -------------------------------
                                              John O. Brooks
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date: May 10, 2005                       By:  /s/ Robert E. Bloch
                                              -------------------------------
                                              Robert E. Bloch
                                              Executive Vice President and
                                              Chief financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


 Exhibit                                                             Sequential
  Number       Description                                           Page Number
---------     --------------                                         -----------

31.1          Certification of Chief Executive Officer pursuant to       25
              Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Chief Financial Officer pursuant to       26
              Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification of Service 1st Bancorp by its Chief          27
              Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.