Form 10QSB
period 2005-06-30
SERVICE 1ST BANCORP
filed 2005-08-15
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005
                                    -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      For the transition period from____________ to ____________


                        Commission file number 000-50323


                               SERVICE 1ST BANCORP
        -----------------------------------------------------------------
        (Exact name of small business Issuer as specified in its Charter)


     State of California                               32-0061893
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


2800 West March Lane, Suite 120, Stockton, California  95219
---------------------------------------------------------------
(Address of principal executive offices)


               (209) 956-7800
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

1,590,937 shares of registrant's common stock were outstanding at August 12,
----------------------------------------------------------------------------
2005.
-----

The Index to Exhibits is located at page 25.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial statements

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              For the periods ended
                                   (Unaudited)

ASSETS                                                      6/30/05        12/31/04
                                                        -------------    -------------
Cash and due from banks                                 $  10,164,018    $   6,670,896
Federal funds sold                                          7,209,865        4,371,469
                                                        -------------    -------------
   Cash and cash equivalents                               17,373,883       11,042,365
Certificates of deposit with other banks                    3,392,893          345,000
Investment securities available for sale                   61,386,660       51,722,636
Investment securities held to maturity                        419,938          566,489
Loans, net                                                 72,686,912       68,322,348
Bank premises and equipment, net                              628,201          626,792
Cash surrender value of life insurance                      2,374,646        2,331,308
Accrued interest receivable and other assets                3,103,909        2,215,697
                                                        -------------    -------------
                                                        $ 161,367,042    $ 137,172,635
                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                           $  31,895,827    $  20,958,209
   Interest-bearing demand                                 70,080,598       66,230,759
   Money market accounts                                   12,117,126        6,413,624
   Savings accounts                                         3,491,223        2,611,166
   Certificates of deposit                                 27,470,653       25,894,824
                                                        -------------    -------------
      Total deposits                                      145,055,427      122,108,582

Accrued interest and other liabilities                      1,113,264          962,382
                                                        -------------    -------------
      Total liabilities                                   146,168,691      123,070,964

Commitments and contingencies - Notes 5 and 9                      --               --
Shareholders' equity:
   Common stock                                            15,992,913       15,425,042
   Accumulated deficit                                       (592,769)      (1,117,844)
   Accumulated other comprehensive income, net of tax        (201,793)        (205,527)
                                                        -------------    -------------
      Total shareholders' equity                           15,198,351       14,101,671
                                                        -------------    -------------
                                                        $ 161,367,042    $ 137,172,635
                                                        =============    =============

The accompanying notes are an integral part of these consolidated statements.


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                           For the three months ended
                                   (unaudited)
                                                             For the three                 For the six
                                                              months ended                 months ended
                                                       -------------------------    -------------------------
                                                         06/30/05      06/30/04       06/30/05      06/30/04
                                                       -----------   -----------    -----------   -----------
Interest income:
   Interest & fees on loans                            $ 1,341,071   $ 1,091,971    $ 2,598,487   $ 2,063,510
   Interest on investments                                 581,580       420,192      1,109,786       853,026
   Interest on fed funds sold                               46,384         3,200        108,011        11,288
   Other interest income                                    22,745            --         32,973            --
                                                       -----------   -----------    -----------   -----------
      Total interest income                              1,991,780     1,515,363      3,849,257     2,927,824

Interest expense:
   Interest expense on deposits                            648,090       444,105      1,236,396       872,793
 Interest on borrowings                                      1,029         7,270          1,029         7,453
                                                       -----------   -----------    -----------   -----------
    Total interest expense                                 649,119       451,375      1,237,425       880,246
                                                       -----------   -----------    -----------   -----------

Net interest income before provision for loan losses     1,342,661     1,063,988      2,611,832     2,047,578

Provision for loan losses                                   80,000        70,000        140,000       105,000
                                                       -----------   -----------    -----------   -----------

Net interest income after provision for loan losses      1,262,661       993,988      2,471,832     1,942,578

Gain on sale of securities                                   3,193            --          3,193         9,774

Other income                                               151,391       163,178        349,926       441,944

General & administrative expenses:
   Salaries & benefits                                     607,838       513,339      1,213,291     1,050,657
   Occupancy & equipment                                   128,122       135.900        250,575       269,523
   Other operating                                         307,366       302,667        618,604       600,098
                                                       -----------   -----------    -----------   -----------

      Total G & A expenses                               1,043,326       821,584      2,082,470     1,920,278
                                                       -----------   -----------    -----------   -----------

Income before income taxes                                 373,919       205,260        742,481       474,018

Income tax expense (benefit)                               103,280      (100,000)       217,406      (100,000)
                                                       -----------   -----------    -----------   -----------

   Net income                                          $   270,639   $   305,260    $   525,075   $   574,018
                                                       ===========   ===========    ===========   ===========

Net income per share - basic                           $      0.17   $      0.27    $      0.33   $      0.50
                                                       ===========   ===========    ===========   ===========

Net income per share - diluted                         $      0.15   $      0.27    $      0.30   $      0.49
                                                       ===========   ===========    ===========   ===========

  The accompanying notes are an integral part of the financial statements.


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                                    Accumulated
                                               Common Stock                                            Other          Total
                                       ---------------------------   Comprehensive   Accumulated   Comprehensive  Shareholders'
                                           Shares        Amount          Income        Deficit         Income        Equity
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2004                1,155,105   $ 10,915,069                  $ (2,529,737)  $   (102,561)  $  8,282,771

Cash paid for fractional shares                (149)                                                     (2,085)        (2,085)

Common stock sold, net of
   costs of $7,964                          376,208      4,412,480                                                   4,412,480

Stock options exercised                      10,500         97,493                                                      97,493

Comprehensive Income:
  Net income                                                         $  1,413,978      1,413,978                     1,413,978
  Unrealized losses on
     securities, net of tax of
     $139,860                                                            (198,985)                     (198,985)      (198,985)
  Reclassification adjustment
     for gains included in net
     income net of tax of
     $8,258                                                                (5,767)                       (5,767)        (5,767)
                                                                     ------------

           Comprehensive Income                                      $  1,311,012
                                                                     ============

                                       ------------   ------------                  ------------   ------------   ------------
Balance at December 31, 2004              1,541,664     15,425,042                    (1,117,844)      (205,527)    14,101,671

Common stock sold, net of
  costs of $11,086                           49,273        567,871                                                     567,871

Comprehensive Income:

  Net income                                                         $    525,075        525,075                       525,075

    Unrealized gains on
     securities, net of tax of
     $3,946                                                                 5,608                         5,608          5,608

  Reclassification adjustment
  for gains included in net
  income, net of tax of $1,319                                             (1,874)                       (1,874)        (1,874)

           Comprehensive Income                                      $    528,809
                                                                     ============

                                       ------------   ------------                  ------------   ------------   ------------
Balance at June 30, 2005                  1,590,937   $ 15,992,913                  $   (592,769)  $   (201,793)  $ 15,198,351

The accompanying notes are an integral part of these consolidated statements.


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 2005 and 2004

                                                                         2005           2004
                                                                     ------------   ------------
Cash flows from operating activities:
   Net income                                                        $    525,075   $    574,018
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                          140,000        105,000
       Depreciation and amortization                                       87,612         89,718
       Gain on sale of securities                                          (3,193)        (9,774)
       Gain on sale of loans                                              (67,226)      (133,714)
       Amortization and accretion on securities                           152,547        262,038
       Earnings on cash surrender value life insurance, net               (43,338)       (46,855)
       (Increase) decrease in accrued interest                           (238,728)        12,611
       Increase in other assets                                          (664,326)      (568,444)
       Increase in accrued interest and other liabilities                 150,882        141,039
                                                                     ------------   ------------
   Net cash provided by operating activities                               39,305        425,637

Cash flows from investing activities:
   Purchases of securities available for sale                         (19,244,662)   (22,767,861)
   Proceeds from sales of securities available for sale                   878,193      1,004,930
   Proceeds from payments, maturities and calls of securities
    available for sale                                                  8,571,666     18,616,836
   Proceeds from payments, maturities and calls of securities
    held to maturity                                                      146,552        856,929
   Increase in loans                                                   (5,432,561)   (14,099,428)
   Proceeds from sales of loans                                           995,223      1,276,464
   Purchase of certificates of deposit at other banks                  (3,047,893)            --
   Purchases of premises and equipment                                    (89,021)       (39,057)
                                                                     ------------   ------------
   Net cash used by investing activities                              (17,222,503)   (15,153,272)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings      21,371,016     15,811,674
   Net increase (decrease) in time deposits                            (1,575,829)    (3,144,592)
   Cash paid for fractional shares                                             --         (2,085)
   Proceeds from sale of common stock, net of costs                       567,871             --
   Net change in other borrowings                                              --      1,282,184
                                                                     ------------   ------------
   Net cash from financing activities                                  23,514,716     13,949,266
                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents                    6,331,518       (778,369)
Cash and cash equivalents at beginning of year                         11,042,365      6,639,537
                                                                     ------------   ------------

Cash and cash equivalents at end of year                             $ 17,373,883   $  5,861,168
                                                                     ============   ============

Supplemental disclosures of cash flow information:
   Interest                                                          $  1,277,719   $    935,575
   Income taxes                                                      $    120,000   $      1,600

The accompanying notes are an integral part of these consolidated statements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and the Company's income statement for the three months and six months ended June 30, 2005 and 2004, and the statement of cash flows for the six months ended June 30, 2005 and 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The exercise price of each option is greater than or equal to the fair market value of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the options granted under the Company's stock option plans. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:


                                                                          For the three                For the six
                                                                          months ended                 months ended
                                                                   ---------------------------   ---------------------------
                                                                     06/30/05       06/30/04       06/30/05     06/30/04
                                                                   ------------   ------------   ------------   ------------
Net Income:
As reported                                                        $    270,639   $    305,260   $    525,075   $    574,018
Stock-Based Compensation using the Intrinsic Value Method
Stock-Based Compensation that would have been reported
using the Fair Value Method of SFAS No. 123(R)                          (36,237)        (2,689)       (72,474)        (5,378)
                                                                   ------------   ------------   ------------   ------------

Pro Forma                                                          $    234,402   $    302,571   $    452,601   $    568,640
                                                                   ============   ============   ============   ============
Net income per share - basic
  As reported                                                      $       0.17   $      0 .27   $       0.33   $       0.50
  Pro Forma                                                        $       0.15   $      0 .27   $       0.28   $       0.49

Net income per share - diluted
  As reported                                                      $       0.15   $      0 .27   $       0.30   $       0.49
  Pro Forma                                                        $       0.13   $      0 .27   $       0.26   $       0.49

In December 2004, FASB revised SFAS 123(R) and issued it under its new name, "Share-Based Payment". This statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.

The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense in the year of vesting. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006. However, options that are outstanding currently and vest in 2006 and 2007 will create net compensation cost of approximately $28,000 in 2006 and $23,000 in 2007, ignoring any forfeitures or cancellations.

Note 2 - EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares outstanding used in the computation of basic earnings per share were 1,592,262 and 1,154,956 in 2005 and 2004, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 1,740,465 and 1,180,947 in 2005 and 2004, respectively.


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities as of June 30, 2005 are as follows:

                                                        Gross           Gross          Estimated
                                        Amortized     Unrealized      Unrealized         Fair
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------
Available-for-Sale Securities:
   U.S. Government Agencies           $ 28,928,613   $     16,090    $   (171,366)   $ 28,773,337
   State and Political Subdivisions      2,378,627            602         (10,332)      2,368,897
   Asset-Backed Securities               8,057,531         11,002         (36,019)      8,032,514
   Mortgage-Backed Securities           22,365,427         25,809        (179,324)     22,211,912
                                      ------------   ------------    ------------    ------------

                                      $ 61,730,198   $     53,503    $   (397,041)   $ 61,386,660
                                      ============   ============    ============    ============
Held-to-Maturity Securities:
   Asset-Backed Securities            $    156,693   $        359    $         --    $    156,752
   Mortgage-Backed Securities              263,545          6,622            (370)        269,797
                                      ------------   ------------    ------------    ------------

                                      $    419,938   $      6,981    $       (370)   $    426,549
                                      ============   ============    ============    ============

Securities carried at approximately $39,362,000 were pledged to secure deposits of public funds and borrowing arrangements.

The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2004.

                                                        Gross           Gross          Estimated
                                        Amortized     Unrealized      Unrealized         Fair
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------
Available-for-Sale Securities:
   U.S. Government Agencies           $ 21,835,011   $     10,294    $   (212,572)   $ 21,632,733
   State and Political Subdivisions        125,000          2,614              --         127,614
   Asset-Backed Securities               6,473,191         20,379         (30,259)      6,463,311
   Mortgage-Backed Securities           23,639,408         27,507        (167,937)     23,498,978
                                      ------------   ------------    ------------    ------------

                                      $ 52,072,610   $     60,794    $   (410,768)   $ 51,722,636
                                      ============   ============    ============    ============
Held-to-Maturity Securities:
   Asset-Backed Securities            $    244,040   $      3,140    $         --    $    247,180
   Mortgage-Backed Securities              322,449         10,858            (297)        333,010
                                      ------------   ------------    ------------    ------------

                                      $    566,489   $     13,998    $       (297)   $    580,190
                                      ============   ============    ============    ============

NOTE 4 - LOANS

The Company's customers are primarily located in San Joaquin County. At June 30, 2005, approximately 74% of the Company's loans are for real estate and construction and approximately 20% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 3%. Generally, real estate loans are collateralized by real property while commercial and other loans are collaterized by funds on deposit, business or personal assets.

Major classifications of loans were:
                                              6/30/05        12/31/04
                                            ------------   ------------
Construction and land development loans     $ 23,993,575   $ 15,498,534
Real estate loans                             30,701,383     35,302,346
Commercial loans                              14,999,755     14,721,336
Agricultural loans                             2,356,129      1,951,225
Consumer loans                                 1,981,930      2,105,043
                                            ------------   ------------
                                              74,064,200     69,578,484
Deferred loan fees and costs, net               (274,288)      (293,136)
Allowance for loan losses                     (1,103,000)      (963,000)
                                            ------------   ------------

                                            $ 72,686,912   $ 68,322,348
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

Stock-Based Compensation

         SFAS No. 123(R), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No. 123(R). See Note 1, "Stock-Based Compensation" on page 6 for additional information.

Summary of Financial Condition

         The Company's total consolidated assets increased 17.6% from December 31, 2004 to June 30, 2005. As of June 30, 2005, total consolidated assets were $161,367,042 compared to $137,172,635 as of December 31, 2004 and $124,726,594
at June 30, 2004. The increase in growth was primarily from an increase in noninterest-bearing DDA, interest bearing DDA, and money market deposit accounts.

         Total net loans at June 30, 2005 were $72,686,912 compared to $68,322,348 at December 31, 2004 and $65,352,086 at June 30, 2004. This
represents an increase in net loans of 6.4% from December 31, 2004.

         Total investment securities at June 30, 2005 were $61,806,598 compared to $52,289,125 at December 31, 2004 and $48,367,849 at June 30, 2004. Federal
Funds sold at June 30, 2005 were $7,209,865 compared to $4,371,469 at December 31, 2004. The increase in investment securities and Federal Funds sold was a result of the $22,946,845 increase in deposits for the first six months of the year.

         Total deposits were $145,055,427 at June 30, 2005 compared to $122,108,582 at December 31, 2004, and $114,288,159 at June 30, 2004.
Noninterest-bearing DDA accounts increased from $20,958,209 at December 31, 2004 to $31,895,827 at June 30, 2005. Interest-bearing DDA accounts increased to $70,080,598 at June 30, 2005 from $66,230,759 at December 31, 2004. Money market deposit accounts increased from $6,413,624 at December 31, 2004 to $12,117,126 at June 30, 2005.

Results of Operations

         Net income for the three months ended June 30, 2005 was $270,639 compared to $305,260 for the second quarter of 2004. Net income for the six months ended June 30, 2005 was $525,075 compared to $574,018 for June 30, 2004. Income before taxes for the three months ended June 30, 2005 was $373,919 compared to $205,260 for the same quarter of 2004. Income before taxes for the six months ended June 30, 2005 was $742,481 compared to $474,018 for the same quarter of 2004. The Company will recapture all of its initial net operating loss carryforwards during 2005. Consequently, the Company will sustain an increased tax burden and requirement to accrue income tax expense during 2005. Income tax expense for the second quarter of 2005 was $103,280 compared to a $100,000 tax benefit for the same period of 2004. Income tax expense for the six months ended June 30, 2005 was $217,406 compared to a $100,000 tax benefit for the same period of 2004. The favorable improvement in the Company's pre-tax operations for the three months and six months ended June 30, 2005 reflects the income that the Bank has been able to generate from an increase in loans and investments. Other income declined to $151,391 for the three months ended June 30, 2005 from $163,178 at June 30, 2004. Other income declined to $349,926 for the six months ended June 30, 2005 from $441,944 at June 30, 2004. The decline in other income was primarily due to a decrease in premiums received on loans sold, loan servicing fees, and referral fees on mortgage loans. There were also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

Net Interest Income and Net Interest Margin

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income on the following pages.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended June 30, 2005 and 2004.

                                                             June 30, 2005                            June 30, 2004
                                                 -------------------------------------    -------------------------------------
                                                                             Average                                  Average
                                                    Average       Income/    Yield or        Average       Income/    Yield or
                                                    Balance       Expense    Rate Paid       Balance       Expense    Rate Paid
                                                 -------------   ----------  ---------    -------------   ----------  ---------
 Interest-earning assets:
 Interest-bearing deposits                       $   3,006,647   $   22,744       3.03%   $          --   $       --
 Investments                                        60,108,955      581,581       3.88%      52,518,079      420,192       3.21%
 Federal funds sold                                  6,648,339       46,384       2.80%       1,259,833        3,200       1.02%
 Loans (1) (2)                                      70,436,322    1,341,071       7.64%      60,867,923    1,091,971       7.20%
                                                 -------------   ----------               -------------   ----------
    Total interest-earning assets                  140,200,263    1,991,780       5.70%     114,645,775     1,515363       5.30%

 Allowance for loan losses                          (1,076,186)                                (891,791)
 Cash and due from banks                             8,672,964                                6,589,695
 Bank premises and equipment                           641,169                                  686,245
 Accrued interest receivable                           647,255                                  528,909
 Other assets                                        4,438,526                                3,791,647
                                                 -------------                            -------------
    Total assets                                 $ 153,523,991                            $ 125,350,480
                                                 =============                            =============
 Interest-bearing liabilities:

 Demand deposits                                 $  67,923,676      353,847       2.09%   $  61,106,345      229,332       1.51%
 Savings & money market accounts                    16,672,988       43,818       1.12%        9567,041        19088       0.80%
 Time Deposits                                      27,049,501      250,425       3.71%      25,243,860      195,685       3.11%
 Other borrowings                                      131,603        1,029       3.14%         778,221        7,270       3.75%
                                                 -------------   ----------               -------------   ----------
    Total interest-bearing liabilities             110,777,768      649,119       2.35%      96,695,467      451,375       1.87%
                                                                 ----------                               ----------

Non-interest bearing demand deposits                26,961,114                               19,077,599
Other Liabilities                                    1,165,005                                  622,563
                                                 -------------                            -------------
    Total liabilities                              138,903,887                              116,395,629
 Shareholders' equity                               14,620,104                                8,954,851
                                                 -------------                            -------------
    Total liabilities and shareholders'
       equity                                    $ 153,523,991                            $ 125,350,480
                                                 =============                            =============

                                                                 ----------                               ----------
 Net interest income                                             $1,342,661                               $1,063,988
                                                                 ==========                               ==========
 Net interest margin on average interest
  earning assets (3)                                                              3.84%                                    3.73%

1. Average loan balances include average deferred loan fees of $282,384 and $218,780 for the three months ending June 30, 2005 and 2004, respectively.
2. Interest on loans includes fees of $44,650 and $22,455 for the three months ending June 30, 2005 and 2004, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.


The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2005 and 2004.

                                                               June 30, 2005                            June 30, 2004
                                                 --------------------------------------    ---------------------------------------
                                                                              Average                                    Average
                                                    Average        Income/    Yield or        Average        Income/     Yield or
                                                    Balance        Expense    Rate Paid       Balance        Expense     Rate Paid
                                                 -------------    ----------  ---------    ------------     ----------   ---------
Interest-earning assets:
Interest-bearing deposits                        $   2,137,016    $   32,973       3.11%   $          --    $       --
Investments                                         57,956,096     1,109,786       3.86%      51,014,749       853,026        3.36%
Federal funds sold                                   8,185,898       108,011       2.66%       2,255,994        11,288        1.01%
Loans (1) (2)                                       70,047,384     2,598,487       7.48%      58,489,139     2,063,510        7.09%
                                                 -------------    ----------               -------------    ----------
   Total interest-earning assets                   138,326,394     3,849,257       5.61%     111,759,882     2,927,824        5.27%

Allowance for loan losses                           (1,030,845)                                 (878,536)
Cash and due from banks                              8,348,592                                 6,124,193
Bank premises and equipment                            636,977                                   697,262
Accrued interest receivable                            585,183                                   527,795
Other assets                                         4,282,279                                 3,518,937
                                                 -------------                             -------------
   Total assets                                  $ 151,149,279                             $ 121,749,533
                                                 =============                             =============


Interest-bearing liabilities:

Demand deposits                                  $  69,011,711       672,707       1.97%   $  57,020,997       435,206        1.53%
Savings & money market accounts                     14,553,021        73,802       1.02%      12,225,798        51,563        0.85%
Time Deposits                                       26,993,658       489,887       3.66%      25,426,217       386,024        3.05%
Other borrowings                                        66,165         1,029       3.14%         407,299         7,453        3.68%
                                                 -------------    ----------               -------------    ----------
   Total interest-bearing liabilities              110,624,555     1,237,425       2.26%      95,080,311       880,246        1.86%
                                                                  ----------                                ----------

Non-interest bearing demand deposits                24,902,458                                17,515,828
Other Liabilities                                      862,893                                   492,657
                                                 -------------                             -------------
   Total liabilities                               136,389,906                               113,088,796
Shareholders' equity                                14,759,373                                 8,660,737
                                                 -------------                             -------------
   Total liabilities and shareholders'
      equity                                     $ 151,149,279                             $ 121,749,533
                                                 =============                             =============

                                                                  ----------                                ----------
Net interest income                                               $2,611,832                                $2,047,578
                                                                  ==========                                ==========
Net interest margin on average interest
 earning assets (3)                                                                3.81%                                      3.68%

1. Average loan balances include average deferred loan fees of $270,100 and $120,662 for the six months ending June 30, 2005 and 2004, respectively.
2. Interest on loans includes fees of $90,860 and $79,059 for the six months ending June 30, 2005 and 2004, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended June 30, 2005 was $1,342,661 compared to $1,063,988 for 2004. Net interest income for the six months ended June 30, 2005 was $2,611,832 compared to $2,047,578 for 2004.
Average interest-earning assets for the three months ended June 30, 2005 was $140,200,263 compared to $114,645,775 during the same three months of 2004 The yield earned on average interest-earning assets during the second quarter of 2005 was 5.70% compared to 5.30% during the second quarter of 2004. The average rate paid on interest bearing-liabilities increased from 1.87% for the second quarter of 2004 to 2.35% during the second quarter of 2005. Average interest-earning assets for the six months ended June 30, 2005 was $138,326,394 compared to $111,759,882 during the same six months of 2004 The yield earned on average interest-earning assets during the six months ended June 30, 2005 was 5.61% compared to 5.27% during the same period of 2004. The average rate paid on interest bearing-liabilities increased from 1.86% for the six months ended June 30, 2004 to 2.26% during the same period for 2005. The increase in interest rates earned on loans, investments, and paid on deposits was a result of the Federal Reserve Bank raising interest rates nine times from July 1, 2004 through June 30, 2005.

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

         Construction loans and other real estate secured loans comprise 73.9% of total loans outstanding at June 30, 2005. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended June 30, 2005 was $80,000 compared to $70,000 during the same quarter of 2004. The provision for loan losses for the six months ended June 30, 2005 was $140,000 compared to $105,000 during the same period of 2004. At June 30, 2005, the allowance for loan losses was $1,103,000 compared to $963,000 at December 31, 2004. The ratio of allowance for loan losses to gross loans was 1.49% at June 30, 2005 compared to 1.38% at December 31, 2004. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                       For the Six Months
                                                          Ended June 30,
                                                      2005            2004
                                                 -------------   -------------
Outstanding Loans:
  Average for the Period                         $  70,047,384   $  58,489,139
  End of the Period                              $  74,064,200   $  66,522,203
Allowance For Loan Losses:
Balance at Beginning of Year                     $     963,000   $     838,000
Actual Charge-Offs:
  Commercial                                                --              --
  Consumer                                                  --              --
  Real Estate                                               --              --
                                                 -------------   -------------
Total Charge-Offs                                           --              --
                                                 -------------   -------------
Less Recoveries:
  Commercial                                                --              --
  Consumer                                                  --              --
  Real Estate                                               --              --
                                                 -------------   -------------
Total Recoveries                                            --              --
                                                 -------------   -------------
Net Loans Charged-Off                                       --              --
Provision for Loan Losses                              140,000         105,000
                                                 -------------   -------------
Balance at End of Period                         $   1,103,000   $     943,000
                                                 =============   =============
Ratios:
  Net Loans Charged-Off to Average Loans                     0%             .0%
  Allowance for Loan Losses to Total Loans                1.49%           1.42%
  Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                              0%              0%
Net Loans Charged-Off to Provision for Loan
      Losses                                                 0%              0%
Allowance for Loan Losses to Nonperforming
      Loans                                            1,500.5%        1,046.5%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $73,510 at June 30, 2005 and $90,109 at June 30, 2004 and $78,000 at December 31, 2004.

         At June 30, 2005 there were loans totaling $73,510 that were considered impaired or troubled debt restructurings compared to $90,109 at June 30, 2004 and $78,000 at December 31, 2004. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2005 or December 31, 2004. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2005 or December 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at June 30, 2005 and December 31, 2004.

Other Income

         Other income for the three months ended June 30, 2005 was $151,391 compared to $163,178 for the same period during 2004. Other income for the six months ended June 30, 2005 was $349,926 compared to $441,944 for the same period during 2004. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds for the three months ended June 30, 2005 were $12,795 compared to $48,265 in 2004. The fees on residential first trust deeds for the six months ended June 30, 2005 were $24,434 compared to $76,256 in 2004. The activity in the refinance market for loans declined causing the earnings from the activity to decrease. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended June 30, 2005 were $35,285 compared to $21,859 during the same period in 2004. Gains on loans sold in the secondary market and the servicing of these loans for the six months ended June 30, 2005 were $126,687 compared to $174,021 during the same period in 2004. The decline in the gain on the guaranteed portion of loans sold for 2005 was related to a lower volume of guaranteed loans being originated in 2005.

Other Expense

         Salaries and employee benefits for the three months ended June 30, 2005 was $607,838 compared to $513,339 for the three months ended June 30, 2004. Salaries and employee benefits for the six months ended June 30, 2005 were $1,213,291 compared to $1,050,657 for the six months ended June 30, 2004. The increase in salaries and employee benefits during 2005 was a result of an increase in the number of employees in anticipation of an increase in growth for loan production and for branch activities. There were 33 employees at June 30, 2005 compared to 30 at June 30, 2004. The increase in salaries and employee benefits also includes an increase in salaries for a cost of living adjustment.

         Occupancy and equipment expense was $128,122 for the three months ended June 30, 2005 compared to $135,900 for the same period during 2004. Occupancy and equipment expense was $250,575 for the six months ended June 30, 2005 compared to $269,523 for the same period during 2004.

         Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended June 30, 2005 were $307,366 compared to $302,667 for the three months ended June 30, 2004. Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the six months ended June 30, 2005 were $618,604 compared to $600,098 for the six months ended June 30, 2004. The increase in other expenses was commensurate with the growth of the Bank.

Capital Resources

         Total shareholders' equity at June 30, 2005 was $15,198,351 compared to $14,101,671 at December 31, 2004. The increase was primarily from the net income for the six months ended June 30, 2005 of $525,075 and the receipt of $567,871 from a private placement of 49,273 shares of common stock.

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


         The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy under the regulatory framework.

(dollar amounts in thousands)                                                                               To Be Categorized
                                                                                                             Well Capitalized
                                                                                                                  Under
                                                                                     For Capital             Prompt Corrective
                                                            Actual:               Adequacy Purposes:         Action Provisions:
                                                 -------------------------   ------------   ----------   ------------   ----------
As of June 30, 2005                                 Amount         Ratio        Amount         Ratio        Amount         Ratio
                                                 ------------   ----------   ------------   ----------   ------------   ----------
Company:
   Total capital (to risk weighted assets)       $     16,489         15.9%  $      8,290          8.0%           N/A          N/A
   Tier 1 capital (to risk weighted assets)      $     15,386         14.8%  $      4,145          4.0%           N/A          N/A
   Tier 1 capital (to average assets)            $     15,386         10.2%  $      6,114          4.0%           N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $     15,317         14.8%  $      8,290          8.0%  $     10,363         10.0%
   Tier 1 capital (to risk weighted assets)      $     14,174         13.7%  $      4,145          4.0%  $      6,218          6.0%
   Tier 1 capital (to average assets)            $     14,174          9.4%  $      6,062          4.0%  $      7,577          5.0%

As of December 31, 2004

Company:
   Total capital (to risk weighted assets)       $     15,256         16.9%  $      7,221          8.0%           N/A          N/A
   Tier 1 capital (to risk weighted assets)      $     14,293         15.8%  $      3,610          4.0%           N/A          N/A
   Tier 1 capital (to average assets)            $     14,293         10.7%  $      5,363          4.0%           N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $     14,248         15.8%  $      7,221          8.0%  $      9,026         10.0%
   Tier 1 capital (to risk weighted assets)      $     13,245         14.7%  $      3,610          4.0%  $      5,415          6.0%
   Tier 1 capital (to average assets)            $     13,245          9.9%  $      5,363          4.0%  $      6,704          5.0%

The Bank meets the "well capitalized" capital ratio measures at both June 30, 2005 and December 31, 2004.

Liquidity

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and Federal Home Loan Bank of San Francisco totaling $23,700,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending June 30, 2005 and 2004.

Off-Balance Sheet Items

         As of June 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $30,686,000 and $26,299,000 at June 30, 2005 and December 31, 2004, respectively. As a percentage of net loans these off-balance sheet items represent 41.4% and 37.8%, respectively.

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

Effects of Terrorism

         The terrorist actions on September 11, 2001 and thereafter and the conflict with Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

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

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual shareholder's meeting was held on May 18, 2005. The incumbent directors were elected as Directors for the year 2005 and until their successors are elected and qualified as follows:

                                      For                    Against
                                   ---------                ---------
John O. Brooks                     1,139,537                  8,956
Eugene C. Gini                     1,139,537                  8,956
Bryan R. Hyzdu                     1,139,537                  8,956
Robert D. Lawrence, M.D.           1,139,537                  8,956
Frances C. Mizuno                  1,139,537                  8,956
Richard R. Paulsen                 1,136,912                 11,581
Toni Marie Raymus                  1,139,232                  9,261
Michael K. Repetto                 1,139,537                  8,956
Anthony F. Souza                   1,139,537                  8,956
Albert Van Veldhuizan              1,139,537                  8,956
Donald L. Walters                  1,136,912                 11,581

Votes cast to ratify the appointment of Vavrinek, Trine, Day & Co., LLP as independent public accountants for the 2005 fiscal year were: 1,129,460 shares voted "For" the proposal, 599 shares voted "Against" and 18,434 "Abstained". Therefore, the proposal was approved.

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

         (3.2) Bylaws, as amended incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005.

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

         (10.8)* John O. Brooks Salary Continuation Agreement dated dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

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

         (10.17)* Shannon Reinard Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004. . (10.18) Fiserv Solutions, Inc. Agreement dated October 7, 2004, for service bureau, data processing, and item processing, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005.

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


                                       SERVICE 1ST BANCORP

Date: August 12, 2005                  By: /s/ JOHN O. BROOKS
                                           -------------------------------------
                                           John O. Brooks
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 12, 2005                  By: /s/ ROBERT E. BLOCH
                                           -------------------------------------
                                           Robert E. Bloch
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                              Sequential
 Number     Description                                              Page Number
-------     ---------------                                          -----------

 31.1       Certification of Chief Executive Officer pursuant to Section     26
            302 of the Sarbanes-Oxley Act of 2002.

 31.2       Certification of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.                           27

 32.1       Certification of Service 1st Bancorp by its Chief Executive
            Officer and Chief Financial Officer pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.                           28