Form 10QSB
period 2005-09-30
SERVICE 1ST BANCORP
filed 2005-11-10
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2005
                                    ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE For the transition period from____________ to ____________


                        Commission file number  000-50323
                                               -----------

                               SERVICE 1ST BANCORP
        -----------------------------------------------------------------
        (Exact name of small business Issuer as specified in its Charter)


        State of California                                 32-0061893
  -------------------------------                        -------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)


           2800 West March Lane, Suite 120, Stockton, California 95219
           -----------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

2,386,239 shares of registrant's common stock were outstanding at November 9, 2005.


The Index to Exhibits is located at page 25.


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial statements

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              For the periods ended
                                   (Unaudited)

ASSETS                                                        09/30/05        12/31/04
                                                           -------------   -------------
Cash & due from banks                                      $   8,829,272   $   6,670,896
Fed Funds sold                                                17,678,483       4,371,469
                                                           -------------   -------------
   Cash and cash equivalents                                  26,507,755      11,042,365

Certificates of deposits with other banks                      1,198,799         345,000
Securities available-for-sale                                 67,050,378      51,722,636
Securities held-to-maturity                                      357,508         566,489

Loans, net                                                    75,401,414      68,322,348

Bank premises and equipment, net                                 643,877         626,792
Bank owned life insurance                                      3,404,092       2,331,308
Accrued interest and other assets                              3,264,025       2,215,697

                                                           -------------   -------------
Total assets                                               $ 177,827,848   $ 137,172,635
                                                           =============   =============
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing DDA                                 $  43,177,486   $  20,958,209
   Interest-bearing DDA                                       69,032,298      66,230,759
   Money market deposit accounts                              13,896,189       6,413,624
   Savings accounts                                            3,477,234       2,611,166
   Certificates of deposit                                    31,459,872      25,894,824
                                                           -------------   -------------
      Total deposits                                         161,043,079     122,108,582
Other liabilities                                              1,328,736         962,382
                                                           -------------   -------------

      Total liabilities                                      162,371,815     123,070,964

Shareholders' equity:
   Common stock                                               15,992,913      15,425,042
   Accumulated deficit                                          (168,009)     (1,117,844)
   Accumulated other comprehensive income net of tax            (368,871)       (205,527)
                                                           -------------   -------------
      Total shareholders' equity                              15,456,033      14,101,671
                                                           -------------   -------------
      Total liabilities and shareholders' equity           $ 177,827,848   $ 137,172,635
                                                           =============   =============

The accompanying notes are an integral part of these consolidated statements.

                                                                         2 of 68

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                              For the periods ended
                                   (Unaudited)

                                                            For the three months ended     For the nine months ended
                                                            --------------------------    --------------------------
                                                              09/30/05       09/30/04       09/30/05       09/30/04
                                                            -----------    -----------    -----------    -----------
Interest income:
                      Interest & fees on loans              $ 1,513,858    $ 1,175,010    $ 4,112,345    $ 3,238,520
                       Interest on investments                  619,313        423,664      1,729,099      1,276,690
                   Interest on cds other banks                   37,320            378         70,293            378
                Interest on federal funds sold                   48,891          4,413        156,902         15,701
                                                            -----------    -----------    -----------    -----------
                         Total interest income                2,219,382      1,603,465      6,068,639      4,531,289

                             Interest expense:
                  Interest expense on deposits                  747,603        472,079      1,983,999      1,344,872
                        Interest on borrowings                      249          8,396          1,278         15,849
                                                            -----------    -----------    -----------    -----------
                                                                747,852        480,475      1,985,277      1,360,721
                                                            -----------    -----------    -----------    -----------

      Net interest income before provision for loan losses    1,471,530      1,122,990      4,083,362      3,170,568

                     Provision for loan losses                       --         20,000        140,000        125,000
                                                            -----------    -----------    -----------    -----------

       Net interest income after provision for loan losses    1,471,530      1,102,990      3,943,362      3,045,568

                    Gain on sale of securities                    2,998          9,774          6,191          9,774

                                  Other income                  164,009        278,583        513,935        720,527

            General & administrative expenses:
                           Salaries & benefits                  698,042        605,320      1,911,333      1,655,977
                         Occupancy & equipment                  136,282        139,057        386,857        408,580
                               Other operating                  357,034        308,305        975,638        908,403
                                                            -----------    -----------    -----------    -----------
                          Total G & A expenses                1,191,358      1,052,682      3,273,828      2,972,960
                                                            -----------    -----------    -----------    -----------

                    Income before income taxes                  447,179        328,891      1,189,660        802,909
                                    Income tax                   17,590       (150,000)       234,996       (250,000)
                                                            -----------    -----------    -----------    -----------

                                    Net income              $   429,589    $   478,891    $   954,664    $ 1,052,909
                                                            ===========    ===========    ===========    ===========

                  Net income per share - basic              $      0.18    $      0.27    $      0.40    $      0.60
                                                            ===========    ===========    ===========    ===========

                Net income per share - diluted              $      0.18    $      0.25    $      0.38    $      0.58
                                                            ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of the financial statements.

                                                                         3 of 68

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Accumulated
                                                   Common Stock                                           Other          Total
                                           ---------------------------  Comprehensive   Accumulated   Comprehensive   Shareholders'
                                              Shares         Amount         Income        Deficit         Income         Equity
                                           -----------    ------------   -----------   ------------    -----------    ------------
Balance January 1, 2004                      1,155,105    $ 10,915,069                 $ (2,529,737)   $  (102,561)   $  8,282,771

Cash paid for fractional shares                   (149)                                $     (2,085)                        (2,085)

Common stock sold, net of
costs of $7,964                                376,208       4,412,480                                                   4,412,480

Stock options exercised                         10,500          97,493                                                      97,493

Comprehensive income:
 Net income                                                              $ 1,413,978      1,413,978             --       1,413,978
 Unrealized losses on securities
   net of taxes of $68,325                                                   (97,199)            --        (97,199)        (97,199)
   Reclassification adjustment
   for gains included in net income,
   net of tax of $4,007                                                       (5,767)            --         (5,767)         (5,767)
                                                                         -----------

Comprehensive income                                                     $ 1,311,012
                                                                         ===========
                                           -----------    ------------                 ------------    -----------    ------------
Balance December 31, 2004                    1,541,664      15,425,042                   (1,117,844)      (205,527)     14,101,671

Common stock sold, net of
costs of $11,086                                49,273         567,871                                                     567,871

Three for two stock split including cash
       for fractional shares                   795,302                                       (4,829)                        (4,829)

Comprehensive income
 Net income                                                              $   954,664        954,664                        954,664
 Unrealized losses on securities
       net of taxes of $117,482                                          $  (166,978)                     (166,978)       (166,978)

   Reclassification adjustment
   for gains included in net income,
   net of tax of $2,557                                                        3,634                         3,634           3,634
                                                                         -----------
Comprehensive income                                                     $   791,320
                                                                         ===========
                                           -----------    ------------                 ------------    -----------    ------------
Balances September 31, 2005                  2,386,239    $ 15,992,913                 $   (168,009)   $  (368,871)   $ 15,456,033
                                           ===========    ============                 ============    ===========    ============

    The accompanying notes are an integral part of the financial statements.

                                                                         4 of 68

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                  2005            2004
                                                              ------------    ------------
Operating activities:
 Net income                                                   $    854,664    $  1,052,909
 Adjustments to reconcile net income to net cash
  from operating activities:
    Provision for loan losses                                      140,000         125,000
    Depreciation                                                   130,460         140,481
    Amortization and accretion on securities                       233,349         353,713
    Earnings on cash surrender value life insurance, net           (72,784)        (70,282)
    Gain on sale of loans                                          (67,226)       (223,861)
    Gain on sale of securities, net                                 (6,191)         (9,774)
    Decrease (Increase) in accrued interest                       (292,586)         34,915
    Increase in other assets                                      (666,452)       (727,523)
    Increase in accrued expenses and other liabilities             466,354         335,587
                                                              ------------    ------------
     Net cash provided by operating activities                     719,588       1,011,165

Investing activities:
 Purchases of securities available-for-sale                    (30,661,032)    (23,826,315)
 Proceeds from sales of available-for-sale securities            1,396,477         995,156
 Proceeds from payments, maturities and calls of available-
  for-sale securities                                           13,457,021      23,781,203
 Proceeds from payments, maturities and calls of held-to-
  maturity securities                                              208,981       1,010,400
 Net increase in loans                                          (8,107,063)    (15,312,781)
 Proceeds from sales of loans                                      955,223       2,369,389
 Certificates of deposit with other banks                         (853,799)       (285,000)
 Purchase of Bank Owned Life Insurance                          (1,000,000)             --
 Purchases of premises and equipment                              (147,545)        (52,625)
                                                              ------------    ------------
     Net cash used by investing activities                     (24,751,737)    (11,320,573)

Financing activities:
 Net increase in demand and interest-bearing
  deposits, and savings                                         33,369,449      17,654,595
 Net increase in time deposits                                   5,565,048      (1,756,892)
 Cash paid in lieu of stock splits and dividends                    (4,829)         (2,085)
 Net proceeds from sale of stock                                   567,871
 Options exercised                                                      --          97,493
 Net change in borrowings                                               --         (17,113)
                                                              ------------    ------------
     Net cash provided by financing activities                  39,497,539      15,975,998
                                                              ------------    ------------

Net increase in cash and cash equivalents                       15,465,390       5,666,590
Cash and cash equivalents at beginning of period                11,042,365       6,639,537

                                                              ------------    ------------
Cash and cash equivalents at end of period                    $ 26,507,755    $ 12,306,127
                                                              ============    ============
Supplemental disclosures of cash flow information:
 Cash paid during the period  for:
  Interest                                                    $  1,979,746    $  1,384,328
  Income taxes                                                $    120,000    $      1,600

    The accompanying notes are an integral part of the financial statements.

                                                                         5 of 68

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and the Company's income statement for the three months and nine months ended September 30, 2005 and 2004, and the statement of cash flows for the nine months ended September 30, 2005 and 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

         The balance sheet as of December 31, 2004, has been derived from the audited balance sheet as of that date.

Reclassifications

         Certain reclassifications were made to prior periods presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to disclose the fair value of their employee stock options, but permits entities to account for employee stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB Opinion No. 25, which recognizes compensation costs to the extent of the difference between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The exercise price of each option is greater than or equal to the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the net income and income per share would have been changed to the pro forma amounts indicated on the following page.

                                                                         6 of 68

                                                             For the three months ended    For the nine months ended
                                                            ---------------------------   ---------------------------
                                                              09/30/05       09/30/04       09/30/05       09/30/04
                                                            ------------   ------------   ------------   ------------
Net Income:
As reported
Stock-Based Compensation using the Intrinsic Value Method   $    429,589   $    478,891   $    954,664   $  1,052,909
Stock-Based Compensation that would have been reported
  using the Fair Value Method of SFAS No. 123                    (42,942)        (2,689)       (69,116)        (8,067)
                                                            ------------   ------------   ------------   ------------

Pro Forma                                                   $    386,647   $    476,202   $    885,548   $  1,044,842
                                                            ============   ============   ============   ============
Net income per share - basic
  As reported                                               $       0.18   $       0.27   $       0.40   $       0.60
  Pro Forma                                                 $       0.18   $       0.26   $       0.37   $       0.60

Net income per share - diluted
  As reported                                               $       0.18   $       0.25   $       0.38   $       0.58
  Pro Forma                                                 $       0.18   $       0.25   $       0.35   $       0.57

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

         The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense in the year of vesting. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006. However, options that are outstanding currently and vest in 2006 and 2007 will create net compensation cost of approximately $171,768 in 2006 and $165,715 in 2007, ignoring any forfeitures or cancellations.

Note 2 - EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of September 30, 2005 and 2004. Weighted average shares outstanding used in the computation of basic earnings per share were 2,381,219 and 1,748,184 in 2005 and 2004, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,506,302 and 1,819,221 in 2005 and 2004, respectively. All earnings per share data have been retroactively adjusted for the 3 for 2 stock split declared on September 15, 2005 for shareholders of record on September 29, 2005.

                                                                         7 of 68

NOTE 3 - SECURITIES

         Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes reported in a separate component of shareholders' equity. Any gains or losses on sales of investments are computed on a specific identification basis.

The amortized cost and estimated fair values of securities as of September 30, 2005 are as follows:

                                                   Gross           Gross         Estimated
                                   Amortized     Unrealized      Unrealized        Fair
                                     Cost          Gains           Losses          Value
                                 ------------   ------------    ------------    ------------
Available-for-Sale Securities:
Obligations of U.S. Government
Agencies                         $ 29,485,614   $      2,632    $   (283,326)   $ 29,204,920
State and public subdivisions       8,814,513          4,464         (54,841)      8,764,136
Asset backed-securities             9,212,862          2,448         (78,153)      9,137,157
Mortgage backed-securities         20,165,360          9,910        (231,105)     19,944,165
                                 ------------   ------------    ------------    ------------
                                 $ 67,678,349   $     19,454    $   (647,425)   $ 67,050,378
                                 ============   ============    ============    ============

The amortized cost and fair values of investment securities held-to-maturity at September 30, 2005 were:

                                                   Gross           Gross         Estimated
                                   Amortized     Unrealized      Unrealized        Fair
                                     Cost          Gains           Losses          Value
                                 ------------   ------------    ------------    ------------
Held-to-Maturity Securities:
Asset backed-securities          $    110,333   $      1,694    $         --    $    112,027
Mortgage backed-securities            247,175          4,970            (325)        251,820
                                 ------------   ------------    ------------    ------------
                                 $    357,508   $      6,664    $       (325)   $    363,847
                                 ============   ============    ============    ============

Securities carried at approximately $41,754,000 were pledged to secure deposits of public funds and borrowing arrangements.

                                                                         8 of 68

NOTE 3 - SECURITIES cont'd

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
                                      ============   ============    ============    ============

NOTE 4 - LOANS

         Service 1st Bank's customers are primarily located in San Joaquin County. At September 30, 2005, approximately 73% of the Bank's loans are for real estate and construction loans and approximately 21% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 3%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:
                                                                       9/30/2005      12/31/2004
                                                                     ------------    ------------
Construction and land development loans                              $ 25,366,861    $ 15,498,534
Real estate loans                                                      30,890,610      35,302,346
Commercial loans                                                       16,277,690      14,721,336
Agricultural loans                                                      2,223,688       1,951,225
Consumer loans                                                          2,014,333       2,105,043
                                                                     ------------    ------------
                                                                       76,773,182      69,578,484
Deferred loan fees and costs                                             (273,274)       (293,136)
Allowance for loan losses                                              (1,098,494)       (963,000)
                                                                     ------------    ------------
                                                                     $ 75,401,414    $ 68,322,348
                                                                     ============    ============

                                                                         9 of 68

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

                                                                        10 of 68

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

Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Beginning in 2006, the Company will adopt SFAS No. 123(R) "Share-Based Payment". See Note 1, "Stock-Based Compensation" on page 6 for additional information.

Summary of Financial Condition

         The Company's total consolidated assets increased 29.6% from December 31, 2004 to September 30, 2005. As of September 30, 2005, total consolidated assets were $177,827,848 compared to $137,172,635 as of December 31, 2004 and $127,921,587 at September 30, 2004. The increase in growth was primarily from an increase in noninterest-bearing DDA, interest bearing DDA, and money market deposit accounts.

         Total net loans at September 30, 2005 were $75,401,414 compared to $68,322,348 at December 31, 2004 and $65,542,661 at September 30, 2004. This
represents an increase in net loans of 10.4% from December 31, 2004.

         Total investment securities at September 30, 2005 were $67,407,886 compared to $52,289,125 at December 31, 2004 and $44,876,888 at September 30, 2004. Federal Funds sold at September 30, 2005 were $17,678,483 compared to $4,371,469 at December 31, 2004. The increase in investment securities and Federal Funds sold was a result of the $38,934,497 increase in deposits for the first nine months of the year.

         Total deposits were $161,043,079 at September 30, 2005 compared to $122,108,582 at December 31, 2004, and $117,518,780 at September 30, 2004.
Noninterest-bearing DDA accounts increased from $20,958,209 at December 31, 2004 to $43,177,486 at September 30, 2005. Of the $43,177,486, approximately $21,700,000 is attributable to a single customer, which will be reduced by withdrawals anticipated before the end of the year. Interest-bearing DDA accounts increased to $69,032,298 at September 30, 2005 from $66,230,759 at December 31, 2004. Money market deposit accounts increased from $6,413,624 at December 31, 2004 to $13,896,189 at September 30, 2005.

Results of Operations

         Net income for the three months ended September 30, 2005 was $429,589 compared to $478,891 for the third quarter of 2004. Net income for the nine months ended September 30, 2005 was $954,664 compared to $1,052,909 for September 30, 2004. Income before taxes for the three months ended September 30, 2005 was $447,179 compared to $328,891 for the same quarter of 2004. Income before taxes for the nine months ended September 30, 2005 was $1,189,660 compared to $802,909 for the same period of 2004. The Company will recapture all of its initial net operating loss carryforwards during 2005. Consequently, the Company will sustain an increased tax burden and requirement to accrue income tax expense during 2005. Income tax expense for the third quarter of 2005 was $17,590 compared to a $150,000 tax benefit for the same period of 2004.

                                                                        11 of 68

Income tax expense for the nine months ended September 30, 2005 was $234,996 compared to a $250,000 tax benefit for the same period of 2004. The favorable improvement in the Company's pre-tax operations for the three months and nine months ended September 30, 2005 reflects the income that the Bank has been able to generate from an increase in loans and investments. Other income declined to $164,009 for the three months ended September 30, 2005 from $278,583 at September 30, 2004. Other income declined to $513,935 for the nine months ended September 30, 2005 from $720,527 at September 30, 2004. The decline in other income was primarily due to a decrease in premiums received on loans sold, loan servicing fees, and referral fees on mortgage loans. There were also increased expenses incurred for the consolidated operations primarily resulting from the growth of the Company.

Net Interest Income and Net Interest Margin

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income on the following pages.

                                                                        12 of 68

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2005 and 2004.

                                                       September 30, 2005                           September 30, 2004
                                          ------------------------------------------    -------------------------------------------
                                                                           Average                                       Average
                                             Average         Income/       Yield or        Average         Income/       Yield or
                                             Balance         Expense      Rate Paid        Balance         Expense      Rate Paid
                                          -------------    -----------   -----------    -------------    -----------   ------------
Interest-earning assets:
Interest-bearing deposits                 $   4,931,168    $    37,320          3.00%   $     111,521    $       378           1.34%
Investment securities                        64,021,749        619,313          3.84%      46,754,686        423,664           3.60%
Federal funds sold                            5,761,044         48,891          3.37%       1,158,419          4,413           1.51%
Loans (1) (2)                                75,151,683      1,513,858          7.99%      66,640,395      1,175,010           7.00%
                                          -------------    -----------                  -------------    -----------
   Total interest-earning                   149,865,644      2,219,382          5.88%     114,665,021      1,603,465           5.55%
    assets

Allowance for possible loan
    losses                                   (1,102,855)                                     (957,073)
Cash and due from banks                       8,303,313                                     7,426,860
Bank premises and
    equipment                                   630,808                                       656,850
Accrued interest receivable                     571,664                                       531,169
Other assets                                  5,218,142                                     3,964,838
                                          -------------                                 -------------
   Total assets                           $ 163,486,716                                 $ 126,287,665
                                          =============                                 =============

Interest-Bearing Liabilities:
Demand deposits                           $  68,549,822        408,574          2.36%   $  64,185,376        246,085           1.52%
Savings & money market
    accounts                                 16,946,875         55,874          1.31%       7,717,465         14,408           0.74%
Time Deposits                                29,515,291        283,155          3.81%      24,691,164        211,586           3.40%
Other borrowings                                 29,007            249          3.41%       1,660,666          8,396           2.01%
                                          -------------    -----------                  -------------    -----------
   Total interest-bearing liabilities       115,040,995        747,852          2.58%      98,254,671        480,475           1.94%
                                                           -----------

Non-interest bearing demand
   deposits
                                             31,058,139                                    18,431,810
Other Liabilities                             2,104,601                                       936,000
                                          -------------                                 -------------
   Total liabilities                        148,203,735                                   117,622,481
Shareholders' equity                         15,282,981                                     8,665,184
                                          -------------                                 -------------
   Total liabilities and
   shareholders' equity                   $ 163,486,716                                 $ 126,287,665
                                          =============                                 =============

                                                           -----------                                   -----------
Net interest income                                        $ 1,471,530                                   $ 1,122,990
                                                           ===========                                   ===========

Net interest margin on average interest
   earning assets (3)                                                           3.90%                                          3.89%

1. Average loan balances include average deferred loan fees of $257,718 and $233,090 for the three month periods ending September 30, 2005 and 2004, respectively.

2. Interest on loans includes fees of $58,391 and $30,219 for the three month periods ending September 30, 2005 and 2004, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

                                                                        13 of 68

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended September 30, 2005 and 2004.
                                                              September 30, 2005                    September 30, 2004
                                                  --------------------------------------   ----------------------------------------
                                                                                Average                                    Average
                                                      Average        Income/    Yield or      Average        Income/       Yield or
                                                      Balance        Expense   Rate Paid      Balance        Expense      Rate Paid
                                                  -------------    ----------  ---------   -------------    ----------    ---------
Interest-earning assets:
                  Interest-bearing deposits       $   3,078,635    $   70,293       3.05%  $      37,445    $      378         1.35%
                                Investments          60,000,199     1,729,099       3.85%     49,584,363     1,276,690         3.44%
                         Federal funds sold           7,368,731       156,902       2.85%      1,887,465        15,701         1.11%
                              Loans (1) (2)          71,767,514     4,112,345       7.66%     61,226,057     3,238,520         7.07%
                                                  -------------    ----------              -------------    ----------
              Total interest-earning assets         142,215,079     6,068,639       5.71%    112,735,330     4,531,289         5.37%


         Allowance for possible loan losses          (1,055,112)                                (904,906)
                    Cash and due from banks           8,333,333                                6,561,585
                Bank premises and equipment             634,898                                  683,693
                Accrued interest receivable             580,627                                  528,928
                               Other assets           4,598,125                                3,668,655
                                                  -------------                            -------------
                               Total assets       $ 155,306,950                            $ 123,273,285
                                                  =============                            =============


             Interest  Bearing Liabilities:
                            Demand deposits       $  68,856,056     1,081,281       2.10%  $  59,426,555       681,291         1.53%
            Savings & money market accounts          15,359,741       129,676       1.13%     10,712,051        65,971         0.82%
                              Time Deposits          27,843,439       773,042       3.71%     25,179,411       597,610         3.17%
                           Other Borrowings              53,643         1,278       3.19%        806,457        15,849         2.63%
                                                  -------------    ----------              -------------    ----------

         Total interest-bearing liabilities         112,112,879     1,985,277       2.37%     96,124,474     1,360,721         1.89%
                                                                   ----------              -------------    ----------
          Non-interest bearing demand deposits       26,976,900                               17,823,384
                          Other Liabilities           1,281,344                                  636,263
                                                  -------------                            -------------
                          Total liabilities         140,371,123                              114,584,121
                       Shareholders' equity          14,935,827                                8,689,164
                                                  -------------                            -------------
           Total liabilities and shareholders'
                                     equity       $ 155,306,950                            $ 123,273,285
                                                  =============                            =============
                                                                   ----------                               ----------
                        Net interest income                        $4,083,362                               $3,170,568
                                                                   ==========                               ==========
Net interest margin on average interest
   earning assets (3)                                                               3.84%                                      3.73%

1. Average loan balances include average deferred loan fees of $265,947 and $235,050 for the nine months ending September 30, 2005 and 2004, respectively.

2. Interest on loans includes fees of $149,251 and $109,278 for the nine months ending September 30, 2005 and 2004, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

                                                                        14 of 68

         Net interest income for the three months ended September 30, 2005 was $1,471,530 compared to $1,122,990 for 2004. Net interest income for the nine months ended September 30, 2005 was $4,083,362 compared to $3,170,568 for 2004. Average interest-earning assets for the three months ended September 30, 2005 was $149,865,644 compared to $114,665,021 during the same three months of 2004. The yield earned on average interest-earning assets during the third quarter of 2005 was 5.88% compared to 5.55% during the third quarter of 2004. The average rate paid on interest bearing-liabilities increased from 1.94% for the third quarter of 2004 to 2.58% during the third quarter of 2005. Average interest-earning assets for the nine months ended September 30, 2005 was $142,215,079 compared to $112,735,330 during the same nine months of 2004 The yield earned on average interest-earning assets during the nine months ended September 30, 2005 was 5.71% compared to 5.37% during the same period of 2004. The average rate paid on interest bearing-liabilities increased from 1.89% for the nine months ended September 30, 2004 to 2.37% during the same period for 2005. The increase in interest rates earned on loans, investments, and paid on deposits was a result of the Federal Reserve Bank raising interest rates eleven times from July 1, 2004 through September 30, 2005.

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

         Construction loans and other real estate secured loans comprise 73.2% of total loans outstanding at September 30, 2005. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended September 30, 2005 was $0 compared to $20,000 during the same quarter of 2004. The provision for loan losses for the nine months ended September 30, 2005 was $140,000 compared to $125,000 during the same period of 2004. At September 30, 2005, the allowance for loan losses was $1,098,494 compared to $963,000 at December 31, 2004. The ratio of allowance for loan losses to gross loans was 1.43% at September 30, 2005 compared to 1.38% at December 31, 2004. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

                                                                        15 of 68

         The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                     For the nine months
                                                      ended September 30,
                                                 -----------------------------
                                                     2005             2004
                                                 ------------     ------------
Outstanding Loans:
  Average for the Period                         $ 71,767,514     $ 61,226,057
  End of the Period                              $ 76,773,182     $ 66,757,930
Allowance For Loan Losses:
Balance at Beginning of Year                     $    963,000     $    838,000
Actual Charge-Offs:
  Commercial                                               --               --
  Consumer                                             (4,506)              --
  Real Estate                                              --               --
                                                 ------------     ------------
Total Charge-Offs                                      (4,506)              --
                                                 ------------     ------------
Less Recoveries:
  Commercial                                               --               --
  Consumer                                                 --               --
  Real Estate                                              --               --
                                                 ------------     ------------
Total Recoveries                                           --               --
                                                 ------------     ------------
Net Loans Charged-Off                                  (4,506)              --
Provision for Loan Losses                             140,000          125,000
                                                 ------------     ------------
Balance at End of Period                         $  1,098,494     $    963,000
                                                 ============     ============
Ratios:
  Net Loans Charged-Off to Average Loans                 0.01%              .0%
  Allowance for Loan Losses to Total Loans               1.43%            1.44%
  Net Loans Charged-Off to Beginning
      Allowance for Loan Losses                          0.47%               0%
Net Loans Charged-Off to Provision for Loan
      Losses                                             3.22%               0%
Allowance for Loan Losses to Nonperforming
      Loans                                          1,838.95%        1,162.96%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $59,735 at September 30, 2005 and $82,806 at September 30, 2004 and $78,000 at December 31, 2004.

         At September 30, 2005 there were loans totaling $59,735 that were considered impaired or troubled debt restructurings compared to $82,806 at September 30, 2004 and $78,000 at December 31, 2004. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2005 or December 31, 2004. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2005 or December 31, 2004, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at September 30, 2005 and December 31, 2004.

                                                                        16 of 68

Other Income

         Other income for the three months ended September 30, 2005 was $164,009 compared to $278,583 for the same period during 2004. Other income for the nine months ended September 30, 2005 was $513,935 compared to $720,527 for the same period during 2004. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds for the three months ended September 30, 2005 were $12,074 compared to $40,082 in 2004. The fees on residential first trust deeds for the nine months ended September 30, 2005 were $36,508 compared to $116,338 in 2004. The activity in the refinance market for loans declined causing the earnings from the activity to decrease. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended September 30, 2005 were $31,214 compared to $113,685 during the same period in 2004. Gains on loans sold in the secondary market and the servicing of these loans for the nine months ended September 30, 2005 were $157,901 compared to $287,706 during the same period in 2004. The decline in the gain on the guaranteed portion of loans sold for 2005 was related to a lower volume of guaranteed loans being originated in 2005.

Other Expense

         Salaries and employee benefits for the three months ended September 30, 2005 was $698,042 compared to $605,320 for the three months ended September 30, 2004. Salaries and employee benefits for the nine months ended September 30, 2005 were $1,911,333 compared to $1,655,977 for the nine months ended September 30, 2004. The increase in salaries and employee benefits during 2005 was a result of an increase in the number of employees in anticipation of an increase in growth for loan production and for branch activities. There were 37 employees at September 30, 2005 compared to 30 at September 30, 2004. The increase in salaries and employee benefits also includes an increase in salaries for a cost of living adjustment.

         Occupancy and equipment expense was $136,282 for the three months ended September 30, 2005 compared to $139,057 for the same period during 2004. Occupancy and equipment expense was $386,857 for the nine months ended September 30, 2005 compared to $408,580 for the same period during 2004.

         Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the three months ended September 30, 2005 were $357,034 compared to $308,305 for the three months ended September 30, 2004. Other operating expenses, primarily comprised of marketing, data processing, professional fees, and other expenses, for the nine months ended September 30, 2005 were $975,638 compared to $908,403 for the nine months ended September 30, 2004. The increase in other expenses was commensurate with the growth of the Bank.

Capital Resources

         Total shareholders' equity at September 30, 2005 was $15,456,033 compared to $14,101,671 at December 31, 2004. The increase was primarily from the net income for the nine months ended September 30, 2005 of $954,664 and the receipt of $567,871 from a private placement of 49,273 shares of common stock.

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

                                                                        17 of 68

            The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2005 and December 31, 2004 as well as the minimum capital ratios for capital adequacy under the regulatory framework.

(dollar amounts in thousands)                                                                             To Be Categorized
                                                                                                           Well Capitalized
                                                                                                                Under
                                                                                  For Capital             Prompt Corrective
                                                         Actual:               Adequacy Purposes:         Action Provisions:
                                                 -----------------------    -----------------------    -----------------------
                                                   Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ----------   ----------    ----------   ----------    ----------   ----------
As of September 30, 2005

Company:
   Total capital (to risk weighted assets)       $   16,910         15.4%   $    8,812          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)      $   15,812         14.4%   $    4,406          4.0%          N/A          N/A
   Tier 1 capital (to average assets)            $   15,812          9.8%   $    6,516          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $   15,812         14.4%   $    8,812          8.0%   $   11,015         10.0%
   Tier 1 capital (to risk weighted assets)      $   14,669         13.3%   $    4,406          4.0%   $    6,609          6.0%
   Tier 1 capital (to average assets)            $   14,669          9.1%   $    6,451          4.0%   $    8,063          5.0%

As of December 31, 2004

Company:
   Total capital (to risk weighted assets)       $   15,256         16.9%   $    7,221          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)      $   14,293         15.8%   $    3,610          4.0%          N/A          N/A
   Tier 1 capital (to average assets)            $   14,293         10.7%   $    5,363          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $   14,248         15.8%   $    7,221          8.0%   $    9,026         10.0%
   Tier 1 capital (to risk weighted assets)      $   13,245         14.7%   $    3,610          4.0%   $    5,415          6.0%
   Tier 1 capital (to average assets)            $   13,245          9.9%   $    5,363          4.0%   $    6,704          5.0%

The Bank meets the "well capitalized" capital ratio measures at both September 30, 2005 and December 31, 2004.

                                                                        18 of 68

Liquidity

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $28,000,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending September 30, 2005 and 2004.

Off-Balance Sheet Items

         As of September 30, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $31,680,000 and $26,299,000 at September 30, 2005 and December 31, 2004, respectively. As a percentage of gross loans these off-balance sheet items represent 41.3% and 37.8%, respectively.

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

Website Access

         Information on the Company and Bank may be obtained from the Company's website www.service1stbank.com. Copies of the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain

                                                                        19 of 68
copies of or to view the reports on Form 10-KSB, 10-QSB, and 8-K, click on the "Go to Service 1st Bancorp button, then click on the "Click here to view Service 1st Bancorp SEC Filings" link. To obtain copies of or to view Section 16 reports filed by the Company's insiders, click on the "Click here to view Section 16 Reports" link on the above webpage.

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2005. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                                                        20 of 68

Item 5. Other Information

         None

Item 6.  Exhibits

         (2.1)    Plan of Reorganization and Merger Agreement (included in Annex
                  A) incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

         (3.1)    Articles of Incorporation, as amended.

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

         (10.1) Lease agreement dated May 3, 2002, related to 2800 West March Lane, Suite 120, Stockton,CA 95219 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                                                                        21 of 68

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

                                                                        22 of 68

         (10.19) Lease agreement dated May 1, 2005 related to 49 W. 10th Street, Tracy, CA 95376.

         (10.20) Lease agreement dated October 3, 2005, related to 1901 W. Kettleman Lane, Building A, Suite 1A and 1B, Lodi, CA 95242.

         (14.1) Code of Ethics, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

         (21.1)   Registrant's only subsidiary is Service 1st Bank.

         (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (31.1) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (32.1) Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  *Denotes management compensatory plans or arrangements.


                                                                        23 of 68

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SERVICE 1ST BANCORP

Date: November 9, 2005                 By: /s/ JOHN O. BROOKS
                                           -------------------------------------
                                           John O. Brooks
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 9, 2005                 By: /s/ ROBERT E. BLOCH
                                           -------------------------------------
                                           Robert E. Bloch
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


                                                                        24 of 68

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                              Sequential
Number    Description                                                Page Number
------    -----------                                                -----------
 3.1      Articles of Incorporation as amended                           26
10.19     Lease agreement for 49 W. 10th Street, Tracy, CA               29
10.20     Lease agreement for 1901 W. Kettleman Lane, Lodi, CA           47
31.1      Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.                 66
31.2      Certification of Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.                 67
32.1      Certification of Service 1st Bancorp by its Chief
          Executive Officer and Chief Financial Officer pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.              68



                                                                       25 of 68