Form 10KSB
period 2005-12-31
SERVICE 1ST BANCORP
filed 2006-03-30
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from____________ to ____________


                          Commission File No. 000-50323


                               SERVICE 1ST BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        State of California                                 32-0061893
----------------------------------              --------------------------------
   (State or other jurisdiction                 (I.R.S. Employer Identification)
 of incorporation or organization)


49 W. 10th Street, Tracy, California                          95376
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number, Including Area Code:  (209) 956-7800

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

                               Title of Each Class
                           ---------------------------
                           Common Stock (No Par Value)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Excahnge Act). Yes [ ] No [X]

Revenues of the issuer for the 2005 fiscal year were $9,166,076.

As of March 28, 2006, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $32,212,620.

2,386,239 shares of registrant's common stock were outstanding at March 28, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB:
Part III, Items 9 through 12 and 14 from registrant's definitive proxy statement for the 2006 annual meeting of shareholders.

The Index to Exhibits is located at page 74.

                                      INDEX
               TO SERVICE 1ST BANCORP ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2005

Part I                                                                      Page

Item 1      Description of Business                                            2
Item 2      Description of Properties                                         15
Item 3      Legal Proceedings                                                 16
Item 4      Submission of Matters to a Vote of Security Holders               16

Part II

Item 5      Market of Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities              17
Item 6      Management's Discussion and Analysis or Plan of Operation         18
Item 7      Financial Statements                                              38
Item 8      Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          67
Item 8A     Controls and Procedures                                           67
Item 8B     Other Information                                                 67

Part III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 68
Item 10     Executive Compensation                                            68
Item 11     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   68
Item 12     Certain Relationships and Related Transactions                    68
Item 13     Exhibits                                                          68
Item 14     Principal Accountant Fees and Services                            71

Signatures                                                                    72

Exhibit
Index                                                                         74

10.21       Lease Agreement related to 1930 Tienda Drive, Lodi, CA            75
10.22       Shannon Reinard Salary Continuation Agreement dated
            August 8, 2005                                                    87
10.23       Bryan R. Hyzdu First Amendment dated August 8, 2005 to
            Salary Continuation Agreement dated September 10, 2003            97
10.24       Bryan R. Hyzdu Second Amendment dated August 8, 2005 to
            Salary Continuation Agreement dated September 10, 2003            99
10.25       Patrick Carman First Amendment dated August 8, 2005 to
            Salary Continuation Agreement dated September 10, 2003           101
10.26       Patrick Carman Second Amendment dated August 8, 2005 to
            Salary Continuation Agreement dated September 10, 2003           102
10.27       Robert E. Bloch First Amendment dated August 8, 2005
            to Salary Continuation Agreement dated September 10, 2003        103
10.28       Robert E. Bloch Second Amendment dated August 8, 2005 to
            Salary Continuation Agreement dated September 10, 2003           104
23.1        Consent of Vavrinek, Trine, Day & Co., LLP                       105
31.1        Certifications of Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    106
31.2        Certifications of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    107
32.1        Certifications of Chief Executive Officer and Chief
            Financial Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                       108

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-KSB, 10-QSB and 8-K.

GENERAL DEVELOPMENT OF BUSINESS

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

         The Company's administrative office is located at 49 West 10th Street, Tracy, California 95376.

         The Bank conducts operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219 and at 60 West 10th Street, Tracy, California 95376. These offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and from 9:00 a.m. to 6:00 p.m. on Friday. The Bank also operates a loan production office located at 3533 Jamison Way, Castro Valley, California 94546. The Bank will be closing the loan production office during the first quarter of 2006. The Bank has received regulatory approval to open a full service branch at 1901 West Kettleman Lane, Building A, Suite 1A and 1B, Lodi, California 95242. It is anticipated that this branch will be opened by the third quarter of 2006. Until the Lodi Branch is available, the Bank will open a temporary office at 1930 Tienda Drive, Building B, Suite 104, Lodi, California 95242.

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

         The Bank's data processing operations are provided through an outside vendor, Fiserv Solutions, Inc., 20660 Bahama Street, Chatsworth, California 91311, which provides processing of the Bank's deposits, loans and financial accounting.

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

         As of December 31, 2005, the Bank had total loans of $83,964,728 before deducting the allowance for loan losses of $1,123,494 and deferred fees of $308,102. Of the loan total, $18,109,304 were commercial loans, $33,672,659 were real estate loans, $27,787,719 were construction and land development loans, $1,964,690 were agriculture loans and $2,430,356 were consumer loans. Total deposits at December 31, 2005 were $151,141,667. Of the deposit total, $27,388,426 were non-interest-bearing demand deposits, $85,127,700 were interest-bearing demand, money market and savings deposits, and $38,625,541 were interest-bearing time deposits.

         The principal source of the Company's revenues reflected as a percentage of total revenues are: (1) interest and fees on loans 63%; (2) interest on Federal Funds sold 2%; (3) interest on investments 26%; (4) gain on sale and servicing of loans 2%; (5) referral fees on mortgage loans 1%; (6) service charges and other fees 4%; (7) earnings on cash surrender value life insurance 1%; and (8) interest on certificates of deposits with other banks 1%.

Employees

         The Company employed 39 people on a full-time equivalent basis as of December 31, 2005.

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

         At December 31, 2005, the Company and the Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company, were subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

COMPETITION

Competitive Data

         At June 30, 2005, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 66 offices in the cities of Tracy and Stockton, California, where the Bank has two offices. The Bank also operates a loan production office in Castro Valley, California and an administrative office located at 49 W. 10th Street, Tracy, California . Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2005, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $2,447,437 on an unsecured basis and $4,079,061 on a fully secured basis based on capital and reserves of $16,316,244.

         The Bank's business is concentrated in its service area, which primarily encompasses San Joaquin County. The economy of the Bank's service area is dependent upon government, manufacturing, residential construction, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2005, there were 106 operating commercial and savings bank offices in San Joaquin County with total deposits of $57,997,786,000. This was an increase of $21,150,854,000 over the June 30, 2004 balances. The Bank held a total of $145,058,000 in deposits, representing approximately .325% of total commercial and savings banks deposits in San Joaquin County as of June 30, 2005. The large growth in deposits for the San Joaquin County was as a result of a major financial institution being included in the San Joaquin County totals. Excluding this one institution, deposits in San Joaquin County for the 12 months ended June 30, 2005 grew $333,483,000 and Service 1st Bank's percentage of deposits would have been 2.26%.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005, which will have the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (which is anticipated to occur on or before July 1,

2006). The FDIC has not yet released final regulations, but it is anticipated that final regulations will be released not later than the fourth quarter of 2006. When released, the final regulations are expected to include, among other matters, (1) increased premium assessments to banks based on a bank's risk assessment profile, subject to a one-time assessment credit for banks that paid premiums prior to December 31, 1996 to offset premium assessments; (2) a $100,000 deposit account insurance limit until January 1, 2012, subject to inflation indexing; and (3) increased retirement account insurance limits to $250,000, until January 1, 2012, subject to inflation indexing. The inflation indexing is expected to use 2005 as the base year and adjust for inflation on April 1, 2010 and every five years thereafter on January 1 of the following year. Until final regulations are released by the FDIC and the Bank is assigned to a risk category, the precise amount of premium assessment increase cannot be determined, but it is expected that the Bank's expense for premium assessments will not increase in an amount that will have a material adverse effect on the Company's results of operations. Based upon the current risk-based assessment rate schedule in effect since 1996, the Bank's current capital ratios and levels of deposits, the Bank does not anticipate a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2006 from that in 2005.

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

         In 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was signed into law. The GLB Act eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The GLB Act repealed Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The GLB Act includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the GLB Act.

         Prior to the GLB Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The GLB Act removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

         The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions have been filed by the ACLU and other organizations. Congress extended the expiration date to permit evaluation of changes to the Patriot Act and subsequently approved legislation to reauthorize the Patriot Act with certain civil liberties protections. On March 9, 2006, President Bush signed the legislation renewing authorization of the Patriot Act. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

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

o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

     o   Compliance with applicable governmental laws, rules and regulations;

     o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

     o   Accountability for adherence to the code.

o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." To qualify as an "audit committee financial expert," a person must have:

     o An understanding of generally accepted accounting principles and financial statements;

     o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

     o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

     o An understanding of internal controls and procedures for financial reporting; and

     o   An understanding of audit committee functions.

o A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:

     o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

     o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

     o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

     o   Other relevant experience.

         The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under
     Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" are subject to a phased-in reduction of the filing deadline for Form 10-K reports.

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

o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act including:

     o   Independence standards for members;

     o Responsibility for selecting and overseeing the issuer's independent accountant;

     o Responsibility for handling complaints regarding the issuer's accounting practices;

     o   Authority to engage advisers; and

     o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

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

         The Company's securities are not currently listed on the Nasdaq Stock Market and are reported on the OTC Bulletin Board. Consequently, the Company is not currently required to comply with Nasdaq listing rules set forth below. However, if the Company lists its common stock on the Nasdaq Stock Market in the future, the Company would be required to comply with Nasdaq listing rules in effect at that time, which may include the rules set forth below, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act. Generally, Nasdaq listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised Nasdaq listing standards include the following:

o A majority of directors of a listed company must be "independent", which excludes:

     o Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

     o Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

     o Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

     o Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;

     o Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

     o Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

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

o The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

     o The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

     o   Each director must be able to read and understand financial statements;

     o At least one director must meet the "financial sophistication" criteria which the company must certify;

     o   The committee must adopt a written charter; and

     o The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

o A code of conduct had to be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act and the Nasdaq Marketplace Rules; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

         The effect of the Act upon the Company is uncertain; however, the Company has incurred, and it is anticipated that the Company will continue to incur, increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's administrative office located at 49 W. 10th Street, Tracy, CA 95376 consists of approximately 1,800 square feet on the ground floor of a one story building located in downtown Tracy and is leased from May 1, 2005 through April 30, 2010. There are no options to renew this lease. The current monthly lease rate is $2,740, subject to a 4% adjustment on each anniversary of the commencement of the lease.

         The Bank conducts operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219 and at 60 West 10th Street, Tracy, California 95376. The Bank also operates a loan production office at 3533 Jamison Way, Castro Valley, California 94546.

         The Bank's Stockton office consists of approximately 4,715 square feet on the ground floor of an office building located adjacent to Interstate Highway 5 and is leased from October 1, 2002 to September 30, 2009. There are two five-year options to extend the lease term. The current monthly lease rate is $10,661, subject to a 3% annual adjustment. The monthly rate during the extended term will e the fair market rental value of the premises at the commencement of the extended term.

         The Bank's Tracy office consists of approximately 12,188 square feet of space on the ground floor and second floor of a two story building located in downtown Tracy and is leased from February 15, 2000 to February 28, 2007, with two five-year options to extend the lease term. The current monthly lease rate is $7,081, subject to CPI adjustment on each anniversary of the commencement date. The monthly rate during the extended term is the greater of the existing rent, as adjusted by the CPI, or the fair market rental value of the premises at the commencement of the extended term.

         The Bank's Castro Valley Loan Production Office is approximately 840 square feet on the 1st floor of a two story commercial building, leased from April 1, 2003 through March 31, 2006. There are five one-year options to extend the lease term. The current monthly lease rate is $1,360 a month. The Bank does not plan to renew the lease and will be closing the office during the first quarter of 2006.

         The Bank has received regulatory approval to open a full service branch at 1901 West Kettleman Lane, Building A, Suite 1A and 1B, Lodi, California 95242. The lease consists of 9,580 square feet on the first floor of a two story office building and is leased from January 1, 2006 through December 31, 2015. there are two five year options to extend the lease. The monthly rental will be $19,570, subject to a 3% annual adjustment. The monthly rate during the extended term will be adjusted at the commencement of each extension to the fair market rental value for comparable buildings in San Joaquin County at the time of such extension.

         The Bank has received regulatory approval to open a temporary office at 1930 Tienda Drive, Building B, Suite 104, Lodi, California 95242. The Bank will operate this office until the leasehold improvements have been completed for the branch at 1901 West Kettleman Lane, Lodi, California. The rent on the temporary office space will be $2,187. The term of the lease is from February 1, 2006 through July 31, 2006. The Bank has the option to extend the lease on a month-to-month basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

         There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange and is not quoted by The Nasdaq Stock Market. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SVCF." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Total shares and price per share have been adjusted retroactively to reflect a 5% stock dividend payable on April 12, 2004 and a three-for-two stock split payable on September 29, 2005. As of March 15, 2005, there were 1,590,937 shares of the Company's common stock outstanding. The Company's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, by the filing of the Company's registration statement on Form 8-A with the SEC on June 26, 2003. Vanguard Capital and Wells Fargo Van Kasper have facilitated trades in the Company's common stock. The high and low bid quotations for the Company's common stock for each full quarterly period of the Company's operations for the last two years is listed in the chart shown on the following page.

         Calendar Year                                  High        Low
         -------------                                --------   --------
             2005
         First Quarter                                $  11.67   $   7.83
         Second Quarter                               $  15.17   $  11.67
         Third Quarter                                $  19.33   $  15.17
         Fourth Quarter                               $  20.00   $  16.00

             2004
         First Quarter                                $  10.32   $   8.89
         Second Quarter                               $   9.83   $   8.67
         Third Quarter                                $   9.33   $   8.00
         Fourth Quarter                               $  10.33   $   7.83

         The high and low bid quotations for the Company's common stock were $18.00 and $17.00 as of March 28, 2006.

Holders

         At March 28, 2006, there were approximately 725 shareholders of the Company's common stock. There are no other classes of equity shares of the Company outstanding.

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

Stock Repurchases

         The Company did not repurchase shares of its common stock during the fourth quarter of the year ended December 31, 2005, and has not repurchased shares of its common stock at any time since its incorporation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, matters described in "Item 6 - Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-KSB, 10-QSB and 8-K.

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of December 31, 2005, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated two full-service offices in the cities of Stockton and Tracy in San Joaquin County, and a loan production office in Castro Valley, Alameda County. The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities.

         The following analysis is designed to enhance the reader's understanding of the Bank's financial condition and the results of its operations as reported in the Financial Statements included in this Annual Report. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

SELECTED FINANCIAL DATA

                                                           2005             2004
                                                      -------------    -------------
Interest Income                                       $   8,479,233    $   6,185,694
Interest Expense                                          2,853,899        1,878,809
                                                      -------------    -------------
Net interest Income                                       5,625,334        4,306,885
Provision for loan loss                                     165,000          125,000
                                                      -------------    -------------
Net Interest Income After Provision for Loan Losses       5,460,334        4,181,885
Non-interest Income                                         686,843          981,098
Non-interest Expense                                      4,579,562        3,999,005
                                                      -------------    -------------
Income before Provision for Taxes                         1,567,615        1,163,978
Tax Expense (Credit)                                        144,996         (250,000)
                                                      -------------    -------------
Net Income                                            $   1,422,619    $   1,413,978
                                                      =============    =============
Net Income Per Share - Basic                          $         .60    $         .81
Net Income Per Share - Diluted                        $         .56    $         .78
Return on Average Assets                                        .90%            1.12%
Return on Average Equity                                       9.42%           15.76%
Average Equity to Average Assets                               9.53%            7.13%
Average Loans to Average Deposits                             52.21%           53.68%
Total Assets as of December 31,                       $ 169,329,270    $ 137,172,635
Total Deposits as of December 31,                     $ 151,141,667    $ 122,108,582
Net Interest Margin                                            3.88%            3.74%

EARNINGS OVERVIEW

         The Company had net income of $1,422,619 for the year ended December 31, 2005, representing an improvement of $8,641 compared to net income of $1,413,978 in 2004. Basic earnings per share were $.60 and $.81 at December 31, 2005 and 2004, respectively. Diluted earnings per share were $.56 and $.78 for December 31, 2005 and 2004, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing the net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates. Beginning in July 2004 and continuing through December 2005, actions by the Federal Reserve Board to raise interest rates resulted in the prime rate being raised from 4.00% to 7.25%. Historically, the largest source of income for banks is that which is created by net interest income. These increases in rates, specifically as it relates to earning assets that adjust with the prime rate, made it easier to increase the level of the net interest margin. The net interest margin on average interest earning assets increased from 3.74% for 2004 to 3.88% for 2005.

         Net interest income before provision for loan loss for 2005 was $5,625,334 representing an increase of $1,318,449 or 30.61% from $4,306,885 in
2004. The increase in net interest income for 2005 was primarily attributable to an increase of $29,849,312 in average interest-earning assets from 2004 to 2005. The average rate earned on interest earning assets increased from 5.37% in 2004 to 5.85% in 2005. Interest income in 2005 was $8,479,233 or $2,293,539 greater than the $6,185,694 in 2004. The growth in average interest bearing liabilities was $16,857,939. Interest expense for 2005 was $2,853,899 or $975,090 greater than the $1,878,809 in 2004. Net interest income in 2005 was $5,625,334 or $1,318,449 greater than the $4,306,885 in 2004.

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 2005 and 2004.

                                                       December 31, 2005                              December 31, 2004
                                       --------------------------------------------    -----------------------------------------
                                                                        Average                                        Average
                                          Average          Income/      Yield or         Average          Income/      Yield or
                                          Balance          Expense      Rate Paid        Balance          Expense      Rate Paid
                                      -------------------------------------------    -------------------------------------------
Interest-earning assets:
Interest-bearing deposits             $   2,624,303    $      73,952         2.82%   $     116,762    $       1,578         1.35%
Investments  securities taxable          58,180,384        2,271,855         3.90%      49,637,505        1,728,347         3.48%
Investments  securities non-taxable       3,982,007          149,133         3.75%              --               --          n/a
Federal funds sold                        6,225,953          188,098         3.02%       3,273,068           50,726         1.55%
Loans (1)(2)                             73,978,423        5,796,195         7.83%      62,114,423        4,405,043         7.09%
                                      -------------    -------------                 -------------    -------------
    Total interest-earning assets       144,991,070        8,479,233         5.85%     115,141,758        6,185,694         5.37%

Allowance for loan losses                (1,070,293)                                      (919,509)
Cash and due from banks                   8,283,607                                      6,889,579
Bank premises and equipment                 631,980                                        669,141
Accrued interest receivable                 641,492                                        528,446
Other assets                              4,929,952                                      3,556,869
                                      -------------                                  -------------
    Total assets                      $ 158,407,808                                  $ 125,866,284
                                      =============                                  =============

Interest Bearing Liabilities:
Demand deposits                       $  68,382,714        1,519,486         2.22%   $  60,802,105          953,961         1.57%
Savings & money market accounts          15,745,131          200,799         1.28%      10,562,625           86,999         0.82%
Time Deposits                            29,852,230        1,122,522         3.76%      25,368,950          818,317         3.23%
Other borrowings                            278,821           11,092         3.98%         667,277           19,532         2.93%
                                      -------------    -------------                 -------------    -------------
    Total interest-bearing
     liabilities                        114,258,896        2,853,899         2.50%      97,400,957        1,878,809         1.93%
                                                       -------------                                  -------------
Non-interest bearing demand
  deposits                               27,703,879                                     18,976,237
Other Liabilities                         1,341,828                                        516,162
                                      -------------                                  -------------
    Total liabilities                   143,304,603                                    116,893,356
Shareholders' equity                     15,103,205                                      8,972,928
                                      -------------                                  -------------
Total liabilities and shareholders'
 equity                               $ 158,407,808                                  $ 125,866,284
                                      =============                                  =============

Net interest income                                    $   5,625,334                                  $   4,306,885
                                                       =============                                  =============
Net interest margin on average
 interest earning assets (3)                                                 3.88%                                          3.39%

1. Average loan balances include average deferred loan fees of $277,103 and $247,048 for the years ending December 31, 2005 and 2004, respectively.
2. Interest on loans includes fees of $193,744 and $154,148 for the years ending December 31, 2005 and 2004, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets. All average balances have been computed using daily balances.

Rate/Volume Analysis

                                                    2005 over 2004
                                        Increase (decrease) due to change in:
                                     ------------------------------------------
                                       Volume (1)      Rate (2)         Total
                                     ------------------------------------------
Increase (Decrease) in:
Interest Income:
 Interest-bearing deposits in banks  $     68,886   $      3,488   $     72,374
 Investment securities taxable            317,962        225,546        543,508
 Investment securities non-taxable        225,959             --        225,959
   Taxable equivalent adjustment          (76,826)            --        (76,826)
   Federal funds sold                      66,943         70,429        137,372
   Loans                                  897,446        493,706      1,391,152
                                     ------------   ------------   ------------
         Total                          1,500,370        793,169      2,293,539

 Interest Expense:
    Demand, interest-bearing deposits     130,575        434,950        565,525
    Savings deposits                       53,385         60,415        113,800
    Time deposits                         157,705        146,500        304,205
    Borrowings                            (13,892)         5,452         (8,440)
                                     ------------   ------------   ------------
       Total                              327,773        647,317        975,090
                                     ------------   ------------   ------------
Increase (Decrease) in
Net Interest Income                  $  1,172,597   $    145,852   $  1,318,449
                                     ============   ============   ============

1. Average balances of all categories in each period were included in the volume computations.
2.   Average yields and rates in each period were used in rate computations.
3. Any change attributable to changes in both volume and rate which cannot be segregated has been allocated based on the absolute value of each.

OTHER INCOME

         Total other income was $688,843 for 2005 and $981,098 for 2004. During 2005, service charges and fees increased from $300,754 in 2004 to $323,980 in 2005. The increase was a result of the growth in the total deposits of the Bank. During 2002, the Bank established a Small Business Administration ("SBA") Department. The Government guarantees a portion of each SBA loan. The guaranteed portion of each SBA loan can be sold in the secondary market and the Bank receives a premium on these sales and servicing revenue. Gains on sales and servicing of the guaranteed portion of SBA loans during 2005 were $187,902 compared to $407,779 in 2004. The decline in gains on SBA loan sales was due to the loss of the Bank's SBA loan officer and the Company does not anticipate any growth in this category until a new officer fills that position. The Bank offers loans on single family homes through third party lenders. The Bank receives fees for packaging of the loans provided to the third party lenders. The loans are funded by and become assets of the third party lenders. The referral fees on mortgage loans was $45,285 for 2005 compared to $149,629 for 2004. The decrease was a result of a slowdown in the home refinancing market.

         The Company purchased key-man life insurance policies on several of its officers. The proceeds received from these policies will fund retirement benefits for executive officers of the Company and the Bank. The earnings on the cash surrender value of life insurance were $123,485 during 2005 compared to $113,162 during 2004.

         Gains on the sales of investments were $6,191 and $9,774 for the years ended December 31, 2005 and 2004, respectively.

         Other expenses consist of salary and other compensation, occupancy and equipment and other expense. The major components of other expense for the years ended December 31, 2005 and 2004 are listed in the table below.

                                                        2005          2004
                                                     ----------    ----------
Other expenses:
   Salaries & employee benefits                      $2,701,793    $2,262,990
   Occupancy expense                                    329,017       297,813
   Equipment expense                                    185,313       229,460
   Data Processing and other professional services      504,024       430,081
   Office supplies and equipment                        155,880       152,488
   Loan department expense                              105,734       125,556
   Advertising and promotion                            139,902        94,791
   Directors fees and expenses                           93,852        94,155
   Courier expense                                       82,956        44,611
   Other operating expenses                             281,091       267,060
                                                     ----------    ----------
Total other expenses                                 $4,579,562    $3,999,005
                                                     ==========    ==========

Other expense as a percentage of average assets            2.89%         3.18%

Salaries and Employee Benefits

         Salaries and employee benefits expense for 2005 was $2,701,793, an increase of $438,803 from $2,262,990 in 2004. The primary increase in salaries and employee benefits was from additional staff required to service the growth in the Company. Total employees during 2005 were 39 compared to 31 in 2004. There was a bonus accrual of $120,942 for 2005 and $265,165 for 2004. During May 2003, the Company approved a salary continuation plan for its executive officers. The accrued expense related to that plan for 2005 was $217,554 compared to $161,327 for 2004.

Occupancy Expense

Occupancy expense was $329,017 in 2005 and $297,813 in 2004. The increase in expense for 2005 compared to 2004 was primarily from cost of living adjustments on existing leases, and during April 2005, the Company leased an administrative office in Tracy, California. The rent on this lease for 2005 was $22,500. There was no lease expense for this office during 2004.

Equipment Expense

         Equipment expense in 2005 was $185,313 compared to $229,460 in 2004. The depreciation on equipment expense decreased $19,290 from 2004 to 2005. The primary reason for the decrease was because certain furniture and equipment are currently still in use and are fully depreciated. In addition, new computers have been purchased at a cost less than the computers being replaced. Equipment rental expense declined $17,055 from 2004 to 2005. The reason for the decline was because the lease agreement related to the Company's copy machines terminated during 2004 and the Company purchased new machines.

Data Processing and Other Professional Services

         Data processing and other professional services for 2005 were $504,024 compared to $430,081 in 2004. This increase was a result of the growth in data processing and item processing to service the growth of the Company.

Office Supplies and Equipment

         Office supplies and equipment expenses were $155,880 in 2005 compared to $152,488 for 2004.

Loan Department Expense

         Loan department expense for 2005 was $105,734 compared to $125,556 for 2004. The provision for the reserve for loss on undisbursed loans was $10,000 for 2005 compared to $40,000 for 2004. No reserves had been set-up for undisbursed loans prior to 2004. The Bank has sold the guaranteed portion on loans to other third parties but continues to service these loans. The loan servicing expense was $68,436 in 2005 compared to $55,980 in 2004. The increase is related to the larger volume of loans being serviced.

Advertising and Promotional Expense

         Advertising and promotional expense in 2005 was $139,902 compared to $94,791 in 2004. The Company increased its marketing budget to promote the growth of the Bank.


Directors Fees and Expenses

         The Company does not pay director fees to employee directors. Director fees and expenses for 2005 were $93,852 compared to $94,155 in 2004.

FDIC and State Assessments

         FDIC and California Department of Financial Institutions assessments were $82,956 in 2005 compared to $44,611 in 2004. The increase in expense is due to the growth in total deposits.

Other Operating Expense

         Other operating expenses in 2005 were $281,089 compared to $267,060 in 2004. The increase is related to the growth of the Company.

Provision for Income Taxes

         During 2005, the Company utilized all of its remaining net operating loss carryforwards. Total income tax expense for 2005 was $144,996 compared to a tax benefit of $250,000 during 2004.

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

         The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $165,000 in 2005 and $125,000 in 2004.

Summary of Loan Loss Experience

         The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                         For the Year Ended
                                                            December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Outstanding Loans:
   Average for the Year                             $ 73,978,423   $ 62,114,423
   End of the Year                                  $ 83,964,728   $ 69,578,484
Allowance For Loan Losses:
Balance at Beginning of Year                        $    963,000   $    838,000
Actual Charge-Offs:
   Commercial                                              4,506             --
   Consumer                                                   --             --
   Real Estate                                                --             --
                                                    ------------   ------------
Total Charge-Offs                                          4,506             --
Less Recoveries:
   Commercial                                                 --             --
   Consumer                                                   --             --
   Real Estate                                                --             --
                                                    ------------   ------------
Total Recoveries                                              --             --
                                                    ------------   ------------
Net Loans Charged-Off                                      4,506             --
Provision for Loan Losses                                165,000        125,000
                                                    ------------   ------------
Balance at End of Year                              $  1,123,494   $    963,000
                                                    ============   ============
Ratios:
Net Loans Charged-Off to Average Loans                       .01%             0%
Allowance for Loan Losses to Total Loans                    1.34%          1.38%
Net Loans Charged-Off to Beginning
   Allowance for Loan Losses                                 .47%             0%
Net Loans Charged-Off to Provision for Loan Losses          2.73%             0%
Allowance for Loan Losses to Nonperforming Loans          363.29%      1,234.62%


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

         The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollars amounts in thousands):

                                                  2005                         2004
---------------------------------    ---------------------------   ---------------------------
Loan category                           Amount         Percent        Amount        Percent
---------------------------------    ------------   ------------   ------------   ------------
Construction and land development    $        459          40.88%  $        333          22.27%
Real estate                                   312          27.78%           346          50.74%
Commercial                                    315          28.05%           217          21.16%
Agriculture                                    10            .89%             8           2.80%
Consumer                                       27           2.40%            59           3.03%
                                     ------------   ------------   ------------   ------------
   Total gross loans                 $      1,123         100.00%  $        963         100.00%
                                     ============   ============   ============   ============

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

NONPERFORMING ASSETS

         The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollars in thousands):

                                                                             December 31,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
Loans 90 Days Past Due and Still Accruing                            $        255   $         --

Nonaccrual Loans                                                               54             78
                                                                     ------------   ------------
Total Nonperforming Loans                                                     309             78

Other Real Estate Owned                                                        --             --

                                                                     ------------   ------------
Total Nonperforming Assets                                           $        309   $         78
                                                                     ============   ============

Non performing Loans as a Percentage of Total Loans                           .37%           .11%
Allowance for Loan Loss as a Percentage of Nonperforming Loans             363.29%      1,234.62%
Nonperforming Assets as a Percentage of Total Assets                          .18%           .06%

         Nonaccrual loans are generally past due 90 days or are loans as to which the principal may not be collectible. Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

         The $309,256 in nonperforming loans held by the Bank at December 31, 2005 consisted of two loans. The Bank does not currently anticipate there will be any losses associated with the two nonperforming loans.

BALANCE SHEET ANALYSIS

         Total assets of the Company at December 31, 2005 were $169,329,270 compared to $137,172,635 in 2004, representing an increase of 23.4%. The growth of the Company was a result of an aggressive action plan to gain market share and from increased market recognition.

Loans

         A significant portion of the Company's assets consists of the loan portfolio. Gross loans were $83,964,728 in 2005 and $69,578,484 at December 31, 2004, respectively. Approximately 84.5 % of the gross loans at December 31, 2005 are adjustable rate loans. Nearly all of the adjustable rate loans are tied to the prime rate. To mitigate the negative effect on earnings from declining interest rates, the Bank included interest rate floors on some of its loans. Once the interest rate on a loan reaches the interest rate floor, the interest rate cannot decline further. The interest rate floors helped to protect net income from declining interest rates, but also creates a lag in the repricing of certain loans as interest rates rise.

         The table below summarizes the composition of the loan portfolio as of December 31, 2005 and 2004.

                                                            2005                           2004
                                                 ---------------------------   ---------------------------
Loan category                                       Amount         Percent       A mount         Percent
---------------------------------                ------------   ------------   ------------   ------------
Construction and land development                $ 27,787,719          33.09%  $ 15,498,534          22.27%
Real estate                                        33,672,659          40.11%    35,302,346          50.77%
Commercial                                         18,109,304          21.57%    14,721,336          21.16%
Agriculture                                         1,964,690           2.34%     1,951,225           2.80%
Consumer                                            2,430,356           2.89%     2,105,043           3.00%
                                                 ------------   ------------   ------------   ------------
   Total gross loans                             $ 83,964,728         100.00%  $ 69,578,484         100.00%

Deferred loan fees and discounts                     (308,102)                     (293,136)
Reserve for possible loan losses                   (1,123,494)                     (963,000)
                                                 ------------                  ------------
   Total net loans                               $ 82,533,132                  $ 68,322,348
                                                 ============                  ============

         The table below summarizes the approximate maturities and sensitivity to changes in interest rates for the loans at December 31, 2005.

                                                               After One Year
                                                  Due Within     But Within       After
Loan category                                      One Year      Five Years     Five Years       Total
---------------------------------                ------------   ------------   ------------   ------------
Construction and land development                $ 26,042,295   $  1,745,423   $         --   $ 27,787,719
Real estate                                        18,531,073     12,221,934      2,919,653   $ 33,672,659
Commercial                                         12,220,810      4,363,762      1,524,732   $ 18,109,304
Agriculture                                         1,559,710        171,980        233,000   $  1,964,690
Consumer                                            2,010,901        389,114         30,341   $  2,430,356
                                                 ------------   ------------   ------------   ------------
   Total gross loans                             $ 60,364,789   $ 18,892,213   $  4,707,726   $ 83,964,728
                                                 ============   ============   ============   ============
Interest rate provision
Predetermined rates                              $  5,466,662   $  6,196,963   $  1,311,289   $ 12,974,914
Floating or adjustable rates                       54,898,127     12,695,250      3,396,437   $ 70,989,814
                                                 ------------   ------------   ------------   ------------
                                                 $ 60,364,789   $ 18,892,213   $  4,707,726   $ 83,964,728
                                                 ============   ============   ============   ============

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

         In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flows or from proceeds from the sale of selected assets of the borrowers. The Company's requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management's evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, personal property, plant and equipment, income-producing properties, residences and other real property.

         California's economy has not been as robust as in prior years. Construction loans and other real estate secured loans comprise approximately 73.20% of total loans outstanding, which management believes represents a concentration in the loan portfolio. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses which could adversely affect the Company's future prospects, results of operations, overall profitability and the market price of the Company's common stock.

         Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will not occur under such circumstances. The Company's loan policies and underwriting standards include, but are not limited to, the following: (1) maintaining a thorough understanding of the Company's service area and limiting investments outside this area; (2) maintaining a thorough understanding of borrowers' knowledge and capacity in their field of expertise; (3) basing real estate construction loan approval not only on the prospects for sale of the project, but also within the original projected time period; and (4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Company's construction lending officers. In addition, the Company strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one category of loans.

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Total nonaccrual loans and loans more than 90 days past due at December 31, 2005 were $309,256 and nonaccrual loans at December 31, 2004 were $78,000.

         At December 31, 2005, there were two loans totaling $309,256 that were considered impaired. There were no loans that were considered troubled debt restructurings. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at December 31, 2005 and 2004.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                             December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family
   residences                                        $      4,442   $      3,325
Commercial real estate, construction and land
   Development commitments secured by real estate          16,475         11,336
Other commitments:
   Commercial loans                                         7,943          6,027
   Agricultural loans                                       1,939          2,203
   Unsecured consumer lines of credit                       2,501          2,580
                                                     ------------   ------------
Total                                                $     33,300   $     25,471
                                                     ============   ============

Letters of Credit                                    $      1,596   $        828
                                                     ============   ============

         As of December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2005 are listed in the table below.

         2006                                        $    497,826
         2007                                             409,814
         2008                                             395,652
         2009                                             363,669
         2010                                             245,800
         Thereafter                                     1,174,200
                                                     ------------
         Total                                       $  3,086,961
                                                     ============

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

         Investment securities increased to $68,809,971 at December 31, 2005 compared to $52,289,125 at December 31, 2004. This represents an increase of $16,520,846 or 31.6%. The increase in investments is needed for liquidity and pledging purposes.

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2005.

                                                    Gross           Gross         Estimated
                                    Amortized     Unrealized      Unrealized        Fair          Average
                                      Cost          Gains           Losses          Value          Yields
                                  ------------   ------------    ------------    ------------    ----------
Available-for-Sale Securities:
  U.S. Government Agencies        $ 30,207,518   $         11    $   (550,676)   $ 29,656,853          3.96%
  State and public subdivisions     11,755,328          3,437        (140,036)     11,618,729          3.72%
  Asset backed-securities            8,645,767            276        (161,611)      8,484,432          4.74%
  Mortgage backed-securities        18,488,944          5,762        (380,789)     18,113,917          3.94%
                                  ------------   ------------    ------------    ------------
                                  $ 69,097,557   $      9,486    $ (1,233,112)   $ 67,873,931          4.01%
                                  ============   ============    ============    ============

Held-to-Maturity Securities:
  State and public subdivisions   $    623,646   $     19,382    $         --    $    643,028          4.84%
  Asset backed-securities               82,721            414              --          83,135          7.06%
  Mortgage backed-securities           229,673          3,174            (536)        232,311          5.81%
                                  ------------   ------------    ------------    ------------
                                  $    936,040   $     22,970    $       (536)   $    958,474          5.02%
                                  ============   ============    ============    ============

         The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more, and total losses as of December 31, 2005 (dollar amounts in thousands).

                          Less than Twelve Months        Twelve Months or More                 Total
                        ---------------------------   ---------------------------   ---------------------------
                           Gross         Estimated       Gross        Estimated        Gross        Estimated
                         Unrealized        Fair        Unrealized       Fair         Unrealized       Fair
                           Losses          Value         Losses         Value          Losses         Value
                        ------------   ------------   ------------   ------------   ------------   ------------
U.S.
Government
Agencies                $       (154)  $     12,629   $       (397)  $     16,028   $       (551)  $     28,657

State and
Political
Subdivisions                    (141)        10,059             --             --           (141)        10,059

Asset-Backed
Securities                      (111)         6,323            (50)         1,845           (161)         8,168

Mortgage-Backed
Securities                      (117)         7,133           (264)         9,466           (381)        16,599
                        ------------   ------------   ------------   ------------   ------------   ------------

                        $       (523)  $     36,144   $       (711)  $     27,339   $     (1,234)  $     63,483
                        ============   ============   ============   ============   ============   ============

         As of December 31, 2005, the Company had one hundred ninety three investment securities where estimated fair value had declined 1.9% from the Company's amortized cost. Management evaluates investment securities for other-than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2005, no declines in value are deemed to be other-than-temporary.

         The scheduled maturities of securities available-for-sale and held to maturity as of December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Available for Sale              Held to Maturity
                                                      ---------------------------   ---------------------------
                                                        Amortized        Fair        Amortized        Fair
                                                          Cost           Value         Cost           Value
                                                      ------------   ------------   ------------   ------------
Due in one year or less                               $    500,000   $    500,000   $         --   $         --
Due from one year to five years                         19,758,784     19,462,434             --             --
Due from five year to ten years                          8,815,032      8,599,215             --             --
Ten years and over                                      21,534,797     21,198,365        706,367        726,163
Mortgage-backed Securities                              18,488,944     18,113,917        229,673        232,311
                                                      ------------   ------------   ------------   ------------

                                                      $ 69,097,557   $ 67,873,931   $    936,040   $    958,474
                                                      ============   ============   ============   ============

         The amortized cost and estimated fair values of securities as of December 31, 2004 are as follows:

                                                          Gross         Gross         Estimated
                                         Amortized     Unrealized     Unrealized        Fair         Average
                                           Cost           Gains         Losses          Value        Yields
                                       ------------   ------------   ------------   ------------   ----------
Available-for-Sale Securities:
   U.S. Government Agencies            $ 21,835,011   $     10,294   $   (212,572)  $ 21,632,733         3.56%
   State and Political Subdivisions         125,000          2,614             --        127,614         6.82%
   Asset-Backed Securities                6,473,191         20,379        (30,259)     6,463,311         4.45%
   Mortgage-Backed Securities            23,639,408         27,507       (167,937)    23,498,978         3.47%
                                       ------------   ------------   ------------   ------------
                                       $ 52,072,610   $     60,794   $   (410,768)  $ 51,722,636         3.64%
                                       ============   ============   ============   ============

Held-to-Maturity Securities:
   Asset-Backed Securities             $    244,040   $      3,140   $         --   $    247,180         6.68%
   Mortgage-Backed Securities               322,449         10,858           (297)       333,010         5.85%
                                       ------------   ------------   ------------   ------------
                                       $    566,489   $     13,998   $       (297)  $    580,190         6.08%
                                       ============   ============   ============   ============

Deposits

         Deposits represent the Company's principal source of funds for loans and investments. Deposits are primarily generated from local businesses, government agencies and individuals. Total deposits were $151,141,667 at December 31, 2005 compared to $122,108,582 at December 31, 2004. This represents an increase of $29,033,085 or 23.8%. Non-interest bearing demand deposits increased from $20,958,209 at December 31, 2004 to $27,388,426 at December 31, 2005. Total money market accounts at December 31, 2005 were $15,434,428 compared to $6,413,624 at December 31, 2004. Certificates of deposit increased from $25,894,824 at December 31, 2004 to $38,625,541 at December 31, 2005.

         The table below reflects the composition of the deposits including average balance and the average rate paid for the years ended December 31, 2005 and 2004.

Composition of Deposits

                                                   2005                         2004
                                       ---------------------------   ---------------------------
Deposits                                  Average        Average        Average        Average
                                          Balance         Rate          Balance         Rate
                                       ------------   ------------   ------------   ------------
Non-interest bearing demand            $ 27,703,879           0.00%  $ 18,976,237           0.00%
Interest bearing demand                  68,382,714           2.22%    60,802,105           1.57%
Money market deposit accounts            12,316,407           1.47%     7,590,771           0.89%
Savings accounts                          3,428,724            .57%     2,971,854           0.66%
Certificates of deposit                  29,852,230           3.76%    25,368,950           3.23%
                                       ------------   ------------   ------------   ------------

                                       $141,683,954           2.01%  $115,709,917           1.61%
                                       ============   ============   ============  =============

         The maturities of time certificates of deposit of $100,000 or more at December 31, 2005 are summarized as follows:

                                                              December 31, 2005
                                                              -----------------

Three months or less                                          $       3,037,170
Over three months through six months                                  5,751,597
Over six months through twelve months                                 1,653,862
Over one year through three years                                    13,924,582
Over three years                                                        615,195
                                                              -----------------
Total                                                         $      24,982,406
                                                              =================

CAPITAL RESOURCES

         The Company's total shareholders' equity was $15,574,101 at December 31, 2005 compared to $14,101,671 as of December 31, 2004. The increase in shareholders' equity was primarily from the current year's net income of $1,422,619 and private placement proceeds of $567,871.

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

         The table below presents the capital and leverage ratios of the Company and the Bank as of December 31, 2005 and 2004.

                                                                                                                  To be
                                                                                                             well-capitalized
                                                                                                               under prompt
                                                                                    For capital              corrective action
                                                            Actual                adequacy purposes              provisions
                                                   ------------------------    ------------------------    -----------------------
                                                     Amount         Ratio        Amount        Ratio         Amount       Ratio
                                                   ----------    ----------    ----------    ----------    ----------   ----------
As of December 31, 2005:
Company:
   Total capital (to risk weighted assets)         $   17,404          15.1%   $    9,224           8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)        $   16,281          14.1%   $    4,612           4.0%          N/A          N/A
   Tier 1 capital (to average assets)              $   16,281           9.8%   $    6,683           4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)         $   16,304          14.1%   $    9,224           8.0%   $   11,530         10.0%
   Tier 1 capital (to risk weighted assets)        $   15,181          13.2%   $    4,612           4.0%   $    6,918          6.0%
   Tier 1 capital (to average assets)              $   15,181           9.1%   $    6,644           4.0%   $    8,304          5.0%

As of December 31, 2004:

Company:
   Total capital (to risk weighted assets)         $   15,256          16.9%   $    7,221           8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)        $   14,293          15.8%   $    3,610           4.0%          N/A          N/A
   Tier 1 capital (to average assets)              $   14,293          10.7%   $    5,363           4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)         $   14,248          15.8%   $    7,221           8.0%   $    9,026         10.0%
   Tier 1 capital (to risk weighted assets)        $   13,245          14.7%   $    3,610           4.0%   $    5,415          6.0%
   Tier 1 capital (to average assets)              $   13,245           9.9%   $    5,363           4.0%   $    6,704          5.0%


LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans at December 31, 2005, were approximately $34,897,000. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

         The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, mutual funds, and short-term borrowing lines. At December 31, 2005, the net ratio of available liquidity not pledged for collateral and other purposes to deposits and other short-term borrowings was 31.4 % compared to 27.7 % in 2004. The ratio of gross loans to deposits, another key liquidity ratio, was 54.0% at year-end 2005 compared to 52.7% at December 31, 2004.

         The Bank has unused borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $26,970,000.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses of the Company. The effects of inflation were not material to the Company's results of operations during the years ended December 31, 2005 and 2004.

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

Financial Assets and Liabilities

         The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method. In the event future prepayments exceed management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report                                                  39

Consolidated Balance Sheets                                                   40

Consolidated Statements of Income                                             41

Consolidated Statement of Shareholders' Equity                                42

Consolidated Statements of Cash Flows                                         43

Notes to Financial Statements                                                 44

Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

[GRAPHIC OMITTED]                                             [GRAPHIC OMITTED]
      vtd             Vavrinek, Trine, Day & Co., LLP       VALUE THE DIFFERENCE
               Certified Public Accountants & Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Service 1st Bancorp

We have audited the accompanying consolidated balance sheets of Service 1st Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service 1st Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ VAVRINEK, TRINE, DAY & CO., LLP
-----------------------------------
Laguna Hills, California
January 31, 2006


25231 Paseo De Alicia,
Suite 100,
Laguna Hills, CA 92653    Tel: 949.768.0833  Fax: 949.768.8408    www.vtdcpa.com

Fresno   o   Laguna Hills   o   Palo Atlo   o   Pleasanton   o  Rancho Cucamonga
--------------------------------------------------------------------------------


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                    2005            2004
                                                                -------------   -------------
                                     ASSETS
Cash and due from banks                                         $   9,024,556   $   6,670,896
Federal funds sold                                                         --       4,371,469
                                                                -------------   -------------
                              Cash and cash equivalent              9,024,556      11,042,365

Certificates of deposit with other banks                              993,720         345,000
Investment securities available for sale                           67,873,931      51,722,636
Investment securities held to maturity                                936,040         566,489
Loans, net                                                         82,533,132      68,322,348
Bank premises and equipment, net                                      671,450         626,792
Cash surrender value of life insurance                              3,436,150       2,331,308
Accrued interest receivable                                           958,001         539,525
Other assets                                                        2,902,290       1,676,172
                                                                -------------   -------------
                                                                $ 169,329,270   $ 137,172,635
                                                                =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                   $  27,388,426   $  20,958,209
   Money market, NOW and savings                                   85,127,700      75,255,549
   Time deposits under $100,000                                    13,643,135       5,350,813
   Time deposits $100,000 and over                                 24,982,406      20,544,011
                                                                -------------   -------------
                                        Total deposits            151,141,667     122,108,582

Other borrowings                                                    1,030,000              --
Accrued interest and other liabilities                              1,583,502         962,382
                                                                -------------   -------------
                                     Total liabilities            153,755,169     123,070,964

Commitments and contingencies - Notes 5 and 9                              --              --
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued or outstanding                               --              --
   Common stock, no par value, 30,000,000 shares
      authorized;  issued and outstanding, 2,386,239 shares
      at December 31, 2005 and  issued and outstanding,
      1,541,664 shares at December 31, 2004                        15,992,913      15,425,042
   Retained earnings (deficit)                                        299,946      (1,117,844)
   Accumulated other comprehensive income, net of tax                (718,758)       (205,527)
                                                                -------------   -------------
                            Total shareholders' equity             15,574,101      14,101,671
                                                                -------------   -------------
                                                                $ 169,329,270   $ 137,172,635
                                                                =============   =============

The accompanying notes are an integral part of these consolidated statements.


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the years ended December 31, 2005 and 2004

                                                               2005            2004
                                                           ------------    ------------
Interest income:
   Interest and fees on loans                              $  5,796,195    $  4,405,043
   Interest on investment securities                          2,420,988       1,728,347
   Interest on federal funds sold                               188,098          50,726
   Other interest income                                         73,952           1,578
                                                           ------------    ------------
                                                              8,479,233       6,185,694
Interest expense:
   Interest expense on deposits                               2,842,807       1,859,277
   Other interest expense                                        11,092          19,532
                                                           ------------    ------------
                                                              2,853,899       1,878,809
                                                           ------------    ------------

                                   Net interest income        5,625,334       4,306,885
Provision for loan losses                                       165,000         125,000
                                                           ------------    ------------

   Net interest income after provision for loan losses        5,460,334       4,181,885

Other income:
   Service charges, fees and other income                       323,980         300,754
   Gain on the sale of investment securities                      6,191           9,774
   Gain on sale and servicing of loans                          187,902         407,779
   Referral fees on mortgage loans                               45,285         149,629
   Earnings on cash surrender value life insurance              123,485         113,162
                                                           ------------    ------------
                                                                686,843         981,098
Other expenses:
   Salaries and employee benefits                             2,701,793       2,262,990
   Occupancy expense                                            329,017         297,813
   Equipment expense                                            185,313         229,460
   Data processing and other professional services              504,024         430,081
   Office supplies and equipment                                155,880         152,488
   Loan department expense                                      105,734         125,556
   Advertising and promotion                                    139,902          94,791
   Directors fees and expenses                                   93,852          94,155
   FDIC and state assesments                                     82,956          44,611
   Other operating expenses                                     281,091         267,060
                                                           ------------    ------------
                                                              4,579,562       3,999,005
                                                           ------------    ------------
                        Net income before income taxes        1,567,615       1,163,978
Income taxes (benefit)                                          144,996        (250,000)
                                                           ------------    ------------

                                            Net income     $  1,422,619    $  1,413,978
                                                           ============    ============
Net income per share - basic                               $       0.60    $       0.81
                                                           ============    ============
Net income per share - diluted                             $       0.56    $       0.78
                                                           ============    ============

The accompanying notes are an integral part of these consolidated statements.


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2005 and 2004


                                                                                                       Accumulated
                                                Common Stock                             Retained         Other           Total
                                        ---------------------------    Comprehensive     Earnings     Comprehensive    Shareholders'
                                          Shares          Amount          Income         (Deficit)        Income          Equity
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2004                1,155,105    $ 10,915,069                    $ (2,529,737)   $   (102,561)   $  8,282,771

Cash paid for fractional shares                (149)                                         (2,085)                         (2,085)

Common stock sold, net of
  costs of $7,964                           376,208       4,412,480                                                       4,412,480

Stock options exercised                      10,500          97,493                                                          97,493

Comprehensive Income:
  Net income                                                           $  1,413,978       1,413,978                       1,413,978
  Unrealized losses on
    securities, net of tax of
    $68,325                                                                 (97,199)                        (97,199)        (97,199)
  Reclassification adjustment
    for gains included in net
    income, net of tax of
    $4,007                                                                   (5,767)                         (5,767)         (5,767)
                                                                       ------------

           Comprehensive Income                                        $  1,311,012
                                                                       ============
                                       ------------    ------------                    ------------    ------------    ------------

Balance at December 31, 2004              1,541,664      15,425,042                      (1,117,844)       (205,527)     14,101,671

Common stock sold, net of
  costs of $11,086                           49,273         567,871                                                         567,871

Three for two stock split
  including cash for
  fractional shares                         795,302                                          (4,829)                         (4,829)

Comprehensive Income:
  Net income                                                           $  1,422,619       1,422,619                       1,422,619
  Unrealized loses on
    securities net of taxes of
    $357,867                                                               (509,594)                       (509,594)       (509,594)
  Reclassification adjustment
    for gains included in net
    income, net of tax of $2,554                                             (3,637)                         (3,637)         (3,637)
                                                                       ------------

           Comprehensive Income                                        $    909,388
                                                                       ============
                                       ------------    ------------                    ------------    ------------    ------------

Balance at December 31, 2005              2,386,239    $ 15,992,913                    $    299,946    $   (718,758)   $ 15,574,101
                                       ============    ============                    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements


                       SERVICE 1ST BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004

                                                                              2005           2004
                                                                          ------------   ------------
Cash flows from operating activities:
   Net income                                                             $  1,422,619   $  1,413,978
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
       Provision for loan losses                                               165,000        125,000
       Depreciation and amortization                                           168,002        186,937
       Gain on sale of securities                                               (6,191)        (9,774)
       Gain on sale of loans                                                   (67,226)      (316,032)
            Loans originated for sale                                         (887,997)    (3,025,798)
            Proceeds from loans sales                                          955,223      3,341,830
       Amortization and accretion on securities                                310,400        431,095
       Earnings on cash surrender value life insurance, net                   (104,842)       (98,262)
       (Increase) decrease in accrued interest                                (418,476)        32,393
       Increase in other assets                                               (892,512)      (869,697)
       Increase in accrued interest and other liabilities                      621,119        586,516
                                                                          ------------   ------------

Net cash provided by operating activities                                    1,265,119      1,798,186

Cash flows from investing activities:
   Purchases of securities available for sale                              (34,617,974)   (41,530,276)
   Proceeds from sales of securities available for sale                      1,396,477        995,156
   Proceeds from maturities and calls of securities available for sale      15,919,158     33,687,830
   Purchases of securities held to maturity                                   (619,838)            --
   Proceeds from maturities and calls of securities held to maturity           250,286      1,092,744
   Increase in loans                                                       (14,375,784)   (15,946,940)
   Purchase of certificates of deposit at other banks                         (648,720)      (345,000)
   Purchase of bank owned life insurance                                    (1,000,000)            --
   Purchases of premises and equipment                                        (212,660)       (96,204)
                                                                          ------------   ------------
Net cash used by investing activities                                      (33,909,055)   (22,142,690)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings           16,302,368     21,507,920
   Net increase in time deposits                                            12,730,717     (1,020,415)
   Cash paid for fractional shares                                              (4,829)        (2,085)
   Proceeds from sale of common stock, net of costs                            567,871      4,412,480
   Stock options exercised                                                          --         97,493
   Net change in other borrowings                                            1,030,000       (248,061)
                                                                          ------------   ------------
Net cash from financing activities                                          30,626,127     24,747,332

Net increase (decrease) in cash and cash equivalents                        (2,017,809)     4,402,828
Cash and cash equivalents at beginning of year                              11,042,365      6,639,537
                                                                          ------------   ------------

Cash and cash equivalents at end of year                                  $  9,024,556   $ 11,042,365
                                                                          ============   ============

Supplemental disclosures of cash flow information:
   Interest                                                               $  2,735,722   $  1,849,330
   Income taxes                                                           $    325,000   $         --

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004


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

Nature of operations
--------------------

         The Company has been organized as a single operating segment and operates full-service branch offices in Stockton and Tracy, California as well as a loan production office in Castro Valley California. The Company plans to close the Castro Valley loan production office during the first quarter of 2006. The Company will be opening a temporary branch in Lodi during the first quarter of 2006 and the permanent branch will be opened around the end of the second quarter of 2006. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

Investment Securities
---------------------

         Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                           December 31, 2005 and 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans
-----

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Deferred loan origination fee income and direct loan origination costs are amortized to interest income over the life of the loan using the interest method. Interest on loans is accrued to income daily based upon the outstanding principal balances.

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

         As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset. Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as available for sale and are carried at fair value.

                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans Held for Sale
-------------------

         Mortgage loans and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

         The only loans originated by the Company for sale in the secondary market are government guaranteed loans such as SBA loans. The Bank retains the unguaranteed portion of the loan on its books and intends to hold that portion of the loan to maturity. The guaranteed portion of the loan is immediately sold in the secondary market for which the Company receives a premium and servicing revenue that will be recognized on these sold loans. The Company doesn't inventory these loans on its books for subsequent sales. There were no unsold guaranteed loans available for sale at December 31, 2005 or 2004. The guaranteed portion of the loans sold were sold without recourse.

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

                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Earnings per share (EPS)
------------------------

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

         Weighted average shares outstanding used in the computation of basic earning per share were 2,381,219 and 1,749,998 in 2005 and 2004, respectively. Weighted average shares outstanding used in the computation of diluted earning per share were 2,531,586 and 1,819,989 in 2005 and 2004, respectively. The weighted average shares used to compute earnings per share in 2004 have been retroactively adjusted for a three-for-two stock split payable to shareholders of record on September 29, 2005.

Comprehensive income
--------------------

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income and its components. Included in accumulated other comprehensive income at December 31, 2005 is unrealized loss on investment securities available for sale of $1,223,626, less taxes of $504,868. Included in accumulated other comprehensive income at December 31, 2004 is unrealized loss on investment securities available for sale of $349,974, less taxes of $144,447.

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

                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                           December 31, 2005 and 2004

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

                                                                    2005            2004
                                                               -------------    -------------
Net Income:
   As Reported                                                 $   1,422,619    $   1,413,978
   Stock-Based Compensation using the Intrinsic Value Method              --               --
   Stock-Based Compensation that would have been reported
       using the Fair Value Method of SFAS 123                      (119,000)          (8,153)
                                                               -------------    -------------

   Pro Forma                                                   $   1,303,619    $   1,405,825
                                                               =============    =============
Net income per share - basic
   As reported                                                 $         .60    $         .81
   Pro forma                                                   $         .55    $         .80

Net income per share - diluted
   As reported                                                 $         .56    $         .78
   Pro forma                                                   $         .52    $         .77

                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Current accounting pronouncements
---------------------------------

         In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," supersedes APB 25 and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

         The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. In April 2005, the Securities and Exchange Commission ("SEC") delayed the required effective date of SFAS No. 123R to the beginning of the first annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost will be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006.

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

                           December 31, 2005 and 2004

NOTE 3 - SECURITIES

         The amortized cost and estimated fair values of securities as of December 31, 2005 are as follows:

                                                     Gross          Gross       Estimated
                                    Amortized      Unrealized     Unrealized      Fair
                                      Cost           Gains          Losses        Value
                                  ------------   ------------   ------------   ------------
Available-for-Sale Securities:
  U.S. Government Agencies        $ 30,207,518   $         11   $   (550,676)  $ 29,656,853
  State and public subdivisions     11,755,328          3,437       (140,036)    11,618,729
  Asset backed-securities            8,645,767            276       (161,611)     8,484,432
  Mortgage backed-securities        18,488,944          5,762       (380,789)    18,113,917
                                  ------------   ------------   ------------   ------------
                                  $ 69,097,557   $      9,486   $ (1,233,112)  $ 67,873,931
                                  ============   ============   ============   ============

Held-to-Maturity Securities:
  State and public subdivisions   $    623,646   $     19,382   $         --   $    643,028
  Asset backed-securities               82,721            414         83,135
  Mortgage backed-securities           229,673          3,174           (536)       232,311
                                  ------------   ------------   ------------   ------------
                                  $    936,040   $     22,970   $       (536)  $    958,474
                                  ============   ============   ============   ============

         The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands):

                                     Less than Twelve Months        Twelve Months or More               Total
                                  ----------------------------   ---------------------------   ---------------------------
                                      Gross                         Gross                        Gross        Estimated
                                   Unrealized     Estimated       Unrealized    Estimated      Unrealized       Fair
                                     Losses       Fair Value        Losses      Fair Value       Losses         Value
                                  ------------   ------------   ------------   ------------   ------------   ------------
US Government Agencies            $       (154)  $     12,629   $       (397)  $     16,028   $       (551)  $     28,657
State and Political Subdivisions          (141)        10,059             --             --           (141)        10,059
Asset-Backed Securities                   (111)         6,323            (50)         1,845           (161)         8,168
Mortgage-Backed Securities                (117)         7,133           (264)         9,466           (381)        16,599
                                  ------------   ------------   ------------   ------------   ------------   ------------

                                  $       (523)  $     36,144   $       (711)  $     27,339   $     (1,234)  $     63,483
                                  ============   ============   ============   ============   ============   ============

                           December 31, 2005 and 2004

NOTE 3 - SECURITIES - CONTINUED

         As of December 31, 2005, the Company had one hundred ninety two investment securities where estimated fair value had declined 1.9% from the Company's amortized cost. Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovered in fair value. As of December 31, 2005, no declines in value are deemed to be other-than-temporary.

         The scheduled maturities of securities available for sale as of December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Available for Sale              Held to Maturity
                                  ---------------------------   ---------------------------
                                    Amortized        Fair         Amortized        Fair
                                      Cost           Value          Cost           Value
                                  ------------   ------------   ------------   ------------
Due in one year or less           $    500,000   $    500,000   $         --   $         --
Due from one year to five years     19,758,784     19,462,434             --             --
Due from five year to ten years      8,815,032      8,599,215             --             --
Ten years and over                  21,534,797     21,198,365        706,367        726,163
Mortgage-backed Securities          18,488,944     18,113,917        229,673        232,311
                                  ------------   ------------   ------------   ------------

                                  $ 69,097,557   $ 67,873,931   $    936,040   $    958,474
                                  ============   ============   ============   ============

         Proceeds for the sale of available-for-sale securities were $1,396,477 for 2005. Gross gains of $6,191 were realized on sales of securities during 2005.

         Securities carried at approximately $38,531,000 and $31,116,000 at December 31, 2005 and 2004, respectively, were pledged to secure deposits of public funds and borrowing arrangements.

                           December 31, 2005 and 2004

NOTE 3 - SECURITIES - CONTINUED

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

                                        Less than Twelve Months        Twelve Months or More                Total
                                      ---------------------------   ---------------------------   ---------------------------
                                          Gross        Estimated       Gross        Estimated        Gross        Estimated
                                        Unrealized       Fair        Unrealized       Fair         Unrealized       Fair
                                          Losses         Value         Losses         Value          Losses         Value
                                      ------------   ------------   ------------   ------------   ------------   ------------
U.S. Government Agencies               $       (107)  $     15,839   $       (106)  $      4,042   $       (213)  $     19,881

Asset-Backed Securities                         (88)         3,511             --             --            (88)         3,511

Mortgage-Backed Securities                      (30)        11,955            (80)         4,659           (110)        16,614
                                       ------------   ------------   ------------   ------------   ------------   ------------

                                       $       (225)  $     60,794   $       (186)  $      8,701   $       (411)  $     40,006
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

                           December 31, 2005 and 2004

NOTE 4 - LOANS

         The Company's customers are primarily located in San Joaquin County. At December 31, 2005, approximately 73% of the Company's loans are for real estate and construction and approximately 22% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 3% of the loan portfolio with agriculture loans making up the remaining 2%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets.

                           December 31, 2005 and 2004

NOTE 4 - LOANS - CONTINUED

         Loans at December 31, 2005 and 2004 consisted of the following:

                                                     2005           2004
                                                 ------------   ------------

Construction and land development loans          $ 27,787,719   $ 15,498,534
Real estate loans                                  33,672,659     35,302,346
Commercial loans                                   18,109,304     14,721,336
Agricultural loans                                  1,964,690      1,951,225
Consumer loans                                      2,430,356      2,105,043
                                                 ------------   ------------
                                                   83,964,728     69,578,484
Deferred loan fees and costs, net                    (308,102)      (293,136)
Allowance for loan losses                          (1,123,494)      (963,000)
                                                 ------------   ------------

                                                 $ 82,533,132   $ 68,322,348
                                                 ============   ============

A summary of activity in the allowance for loan losses is as follows:

                                                     2005           2004
                                                 ------------   ------------
Balance, beginning of year                       $    963,000   $    838,000
Provision for loan losses                             165,000        125,000
                                                 ------------   ------------
                                                    1,128,000        963,000

Less net charge-offs                                    4,506             --
                                                 ------------   ------------

Balance, end of year                             $  1,123,494   $    963,000
                                                 ============   ============

         The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

                                                     2005           2004
                                                 ------------   ------------
Recorded Investment in Impaired Loans            $    309,256   $     78,000
Related Allowance for Loan Losses                $     92,305   $     78,000
Average Recorded Investment in Impaired Loans    $    129,591   $    205,000

Interest Income Recognized for Cash Payments     $         --   $     31,000
Total Loan on Nonaccrual                         $     54,020   $     78,000
Total Loans Past Due 90 Days or More
 and Still Accruing                              $    255,237   $         --

                           December 31, 2005 and 2004

NOTE 4 - LOANS - CONTINUED

         The Bank also originated mortgage and SBA loans and under its Section 7a program and sales the guaranteed portions of those loans to institutional investors. Funding for the Section 7a program depends on annual appropriations by the U.S. Congress.

         At December 31, 2005 and 2004, the Bank was servicing approximately $12,593,000 and $12,272,000, respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                       Servicing Assets
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------

Balance at beginning of year                     $    137,960   $     93,185
Increase from loan sales                               15,677         74,922
Amortization charged to income                        (32,379)       (30,147)
Change in valuation allowance                              --             --
                                                 ------------   ------------

Balance at end of year                           $    121,258   $    137,960
                                                 ============   ============

                                                       Interest-Only
                                                           Strips
                                                         Receivable
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
Balance at beginning of year                     $    180,262   $     70,946
Increase from loan sales                                   --        135,150
Amortization charged to income                        (36,056)       (25,834)
Writedowns                                                 --             --
                                                 ------------   ------------

Balance at end of year                           $    144,206   $    180,262
                                                 ============   ============

         The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2005 and 2004. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2005 and 2004, the Bank had no valuation allowances.

         The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2005 and 2004, the Bank had interest-only strips of $144,206 and $180,262, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

                           December 31, 2005 and 2004

NOTE 5 - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                                     2005           2004
                                                 ------------   ------------
Leasehold improvements                           $    555,774   $    544,216
Furniture, fixtures and equipment                     909,140        991,815
                                                 ------------   ------------
                                                    1,464,914      1,536,031

Less accumulated depreciation and amortization       (793,464)      (909,239)
                                                 ------------   ------------

                                                 $    671,450   $    626,792
                                                 ============   ============

         Depreciation and amortization expense on premises and equipment was $168,002 and $186,937 for the years ended December 31, 2005 and 2004, respectively.

         The Company leases its premises under noncancelable operating leases with initial terms expiring in 2007, 2009 and 2015. Certain of these contain renewal options with escalation clauses that provide for increased lease payments. The Company recognized rent expense, including common area costs and equipment rentals, of $248,693 and $218,384 in 2005 and 2004, respectively. The table includes the operating lease for the Company's new branch in Lodi, California which is anticipated to open around the end of the second quarter of 2006 and the lease for the temporary branch in Lodi, which will be opened during the first quarter of 2006.

         The future minimum commitments under these operating leases are as follows:

         2006                                    $    497,826
         2007                                         409,814
         2008                                         395,652
         2009                                         363,669
         2010                                         245,800
         Thereafter                                 1,174,200
                                                 ------------
         Total                                   $  3,086,961
                                                 ============

                           December 31, 2005 and 2004


NOTE 6 - TIME DEPOSITS

         Time deposits issued and their remaining maturities as of December 31, 2005 are as follows:

              Twelve months or less                      $ 21,695,598
              One year to three years                      15,953,684
              Greater than three years                        976,259
                                                         ------------

                                Total                    $ 38,625,541
                                                         ============

NOTE 7 - BORROWING ARRANGEMENTS

         The Company has unsecured borrowing lines available with correspondent banks totaling $16,000,000 and secured borrowing lines totaling $12,000,000. Management uses these borrowing lines for short-term funding needs and usually repays the lines within a week. The interest rate charged on these lines is approximately the prevailing federal funds rate plus 20 to 100 basis points. As of December 31, 2005, there was $1,030,000 outstanding on these lines. As of December 31, 2004, the Company had no borrowings under these lines. The 2005 advances were repaid in early 2006.

NOTE 8 - INCOME TAXES

         Income taxes included in the consolidated statements of income consist of the following:

                                                     2005           2004
                                                 ------------   ------------
Current:
   Federal                                       $    337,964   $         --
   State                                               19,032          1,600
                                                 ------------   ------------
                                                      356,996          1,600
Deferred                                             (212,000)      (251,600)
                                                 ------------   ------------

                                                 $    144,996   $   (250,000)
                                                 ============   ============

         A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                             2005                         2004
                                                 ---------------------------   ---------------------------
                                                    Amount          Rate          Amount         Rate
                                                 ------------   ------------   ------------   ------------
Statutory federal tax                            $    533,000           34.0%  $    396,000           34.0%
State franchise tax, net of federal benefit            93,000            6.0%        65,000            6.0%
Reduction in valuation allowance                     (414,000)         (27.0%)     (675,000)         (58.0%)
Nontaxable income                                     (82,000)          (5.0%)      (33,000)          (3.0%)
Other items, net                                       14,996            1.0%        (3,000)          (1.0%)
                                                 ------------   ------------   ------------   ------------

Actual tax expense                               $    144,996            9.0%  $   (250,000)         (22.0%)
                                                 ============   ============   ============   ============

                           December 31, 2005 and 2004

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

                                                     2005           2004
                                                 ------------   ------------
Deferred tax assets:
   Allowance for loan losses                     $    448,000   $    375,000
   Net operating loss carryforward                         --        320,000
   Unrealized loss on investment securities           505,000        144,000
   Deferred compensation                              191,000        111,000
   Other items                                          9,000          7,000
                                                 ------------   ------------
                                                    1,153,000        957,000

Deferred tax liabilities:
   Deferred loan costs                               (102,000)       (72,000)
   Other items                                        (69,000)       (62,000)
                                                 ------------   ------------
                                                     (171,000)      (134,000)

Total deferred income tax asset                       982,000        823,000

Valuation allowance                                        --       (414,000)
                                                 ------------   ------------

Net deferred income tax assets                   $    982,000   $    409,000
                                                 ============   ============

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

                           December 31, 2005 and 2004


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

         Financial instruments at December 31, whose contract amounts represent credit risk are as follows:

                                                      2005          2004
                                                 ------------   ------------
Undisbursed loan commitments                     $ 33,301,000   $ 25,471,000
Standby letters of credit                           1,596,000        828,000
                                                 ------------   ------------

                                                 $ 34,897,000   $ 26,299,000
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

                                                      2005          2004
                                                 ------------   ------------
Balance at the beginning of the year             $  1,971,000   $  1,798,000
New loans and renewals                              2,708,000      1,000,000
Repayments and renewals                            (1,149,000)      (827,000)
                                                 ------------   ------------

Balance at the end of the year                   $  3,530,000   $  1,971,000
                                                 ============   ============

         Also in the ordinary course of business, certain officers and directors of the Company have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2005 and 2004 was approximately $1,198,000 and $936,000, respectively.

                           December 31, 2005 and 2004

NOTE 11 - COMPANY SAVINGS PLAN

         In October 2001, the Company elected to establish a deferred compensation plan for those employees employed as of this date or for all employees who have completed at least 1,000 hours of service during a twelve consecutive month period. The employees may defer a portion of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period. For the year ended December 2005, the Company made a contribution of $20,254. There were no contributions during 2004.

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

         During 2004, the Company's Board of Directors approved a fixed stock option plan under which incentive and non-qualified stock options may be granted to key, full-time salaried officers, employees and directors of the Company. The shares of stock initially subject to options authorized to be granted under the Plan consist of 253,500 shares of the authorized and unissued common stock of the Company. All options are granted at an exercise price equal to the fair market value of the shares on the date of grant and have an exercise period of not longer than ten years from the date of grant. The Plan was ratified by the shareholders at the Company's annual meeting in May 2004. These options vest equally over a three-year period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005: no expected dividends, a volatility rate of 41%; risk-free interest rates of 3.92% and an expected life of 7 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2004: no expected dividends, a volatility rate of 27%; risk-free interest rates of 3.90% and an expected life of 7 years.

                           December 31, 2005 and 2004


NOTE 12 - STOCK OPTION PLAN - CONTINUED

         A summary of the status of the Company's fixed stock option plan for the years ended December 31, 2005 and 2004 is presented below:

                                                  2005                           2004
                                       ---------------------------   ---------------------------
                                                         Weighted-                     Weighted-
                                                         Average                       Average
                                                         Exercise                      Exercise
                                          Shares          Price          Shares         Price
                                       ------------   ------------   ------------   ------------
Outstanding at beginning of year            276,675   $       6.67        265,388   $       6.29
Granted                                     161,500   $      12.81         34,125   $       9.30
Forfeited                                   (19,687)  $       6.16         (7,088)  $       6.03
Exercised                                        --             --        (15,750)  $       6.19
                                       ------------                  ------------

Outstanding at end of year                  418,488   $       9.06        276,675   $       6.67
                                       ============                  ============

Options exercisable at year end             234,238   $       6.46        238,612   $       6.31

Weighted-average fair value of
   options granted during the year                    $       3.04                  $       2.44


         The following is a summary of the options outstanding and exercisable as of December 31, 2005:

                             Options Outstanding                    Options Exercisable
                   ----------------------------------------    ----------------------------
                                   Weighted-      Weighted-                      Weighted-
                                    Average       Average                        Average
 Exercise              Number      Remaining      Exercise         Number         Exercise
  Price             Outstanding      Life          Price        Exercisable        Price
--------------     ------------   ----------     ----------    -------------   ------------
$ 6.03                   23,625   5.15 years     $     6.03           23,625   $       6.03
$ 6.35                  199,238   4.12 years     $     6.35          199,238   $       6.35
$ 9.30                   34,125   8.74 years     $     9.30           11,375   $       9.30
$11.67                   11,250   9.22 years     $    11.67               --   $      11.67
$12.33                  135,000   9.38 years     $    12.33               --   $      12.33
$16.33                    5,250   9.63 years     $    16.33               --   $      16.33
$18.67                   10,000   9.72 years     $    18.67               --   $      18.67
                   ------------                                -------------

                        418,488   6.59 years     $     9.06          234,238   $       6.46
                   ============                                 ============

                           December 31, 2005 and 2004

NOTE 13 - DEFERRED COMPENSATION AGREEMENTS

         During 2004 and 2005, the Company entered into deferred compensation agreements with certain executive officers. Under these agreements, the Company is obligated to provide, upon retirement, annual benefit for the officers ranging from $40,000 to $133,000 for 15 years. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 2005 and 2004 totaled $217,554 and $161,327, respectively. The Company is a beneficiary of the life insurance policies that have been purchased as a method of financing the benefits under the agreements.

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

                           December 31, 2005 and 2004

NOTE 15 - REGULATORY MATTERS - CONTINUED

         The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since notification that management believes have changed the Bank's category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollar amounts are in thousands).

                                                                                                                     To be
                                                                                                               well-capitalized
                                                                                                                  under prompt
                                                                                      For capital               corrective action
                                                          Actual                   adequacy purposes              provisions
                                                 ------------------------     ------------------------     ------------------------
                                                    Amount        Ratio         Amount          Ratio        Amount         Ratio
                                                 ----------     ---------     ----------      --------     ----------      --------
As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)       $   17,404          15.1%    $    9,224           8.0%           N/A           N/A
   Tier 1 capital (to risk weighted assets)      $   16,281          14.1%    $    4,612           4.0%           N/A           N/A
   Tier 1 capital (to average assets)            $   16,281           9.8%    $    6,683           4.0%           N/A           N/A

Bank:
   Total capital (to risk weighted assets)       $   16,304          14.1%    $    9,224           8.0%    $   11,530          10.0%
   Tier 1 capital (to risk weighted assets)      $   15,181          13.2%    $    4,612           4.0%    $    6,918           6.0%
   Tier 1 capital (to average assets)            $   15,181           9.1%    $    6,644           4.0%    $    8,304           5.0%

As of December 31, 2004:

Company:
   Total capital (to risk weighted assets)       $   15,256          16.9%    $    7,221           8.0%           N/A           N/A
   Tier 1 capital (to risk weighted assets)      $   14,293          15.8%    $    3,610           4.0%           N/A           N/A
   Tier 1 capital (to average assets)            $   14,293          10.7%    $    5,363           4.0%           N/A           N/A
Bank:
   Total capital (to risk weighted assets)       $   14,248          15.8%    $    7,221           8.0%    $    9,026          10.0%
   Tier 1 capital (to risk weighted assets)      $   13,245          14.7%    $    3,610           4.0%    $    5,415           6.0%
   Tier 1 capital (to average assets)            $   13,245           9.9%    $    5,363           4.0%    $    6,704           5.0%


                           December 31, 2005 and 2004

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

                           December 31, 2005 and 2004


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

         The estimated fair value of financial instruments is summarized as follows: (dollar amounts in thousands)

                                                                   December 31,
                                            ---------------------------------------------------------
                                                       2005                          2004
                                            ---------------------------   ---------------------------
                                              Carrying        Fair           Carrying       Fair
                                               Value          Value           Value         Value
                                            ------------   ------------   ------------   ------------
Financial Assets:
   Cash and due from banks                  $      9,025   $      9,025   $      6,671   $      6,671
   Federal funds sold                                 --             --          4,371          4,371
   Certificates of deposit                           994            994            345            345
   Investment securities                          68,810         68,832         52,289         52,303
   Loans, net                                     82,533         82,115         68,322         68,258
   Cash surrender value of life
      insurance                                    3,436          3,436          2,331          2,331
   Accrued interest receivable                       958            958            539            539

Financial Liabilities:
   Deposits                                      151,142        154,165        122,109        122,443
   Other borrowings                                1,030          1,030             --             --
   Accrued interest and other liabilities          1,584          1,584            962            962

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

NOTE 18 - STOCK SPLIT

         On September 15, 2005 the Company declared a three-for-two stock split stock dividend to shareholders of record on September 29, 2005. The split was paid on October 18, 2005. Each shareholder entitled to the split received a stock certificate equal to 50% of the shares held by the shareholder rounded down to the nearest whole share with fractional shares paid in cash.

         All of the per share data in the financial statements have been retroactively adjusted to reflect this three-for-two stock split.

                                     PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this annual report on Form 10-KSB. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 11 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS

         (a) (1) Financial Statements. Listed and included in Part II, Item 7.
                 --------------------

             (3) Exhibits
                 --------

                  (2.1) Plan of Reorganization and Merger Agreement (included in Annex A) incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (3.1) Articles of Incorporation, as amended, incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                  (3.2) Bylaws, as amended, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

                  (4.1) Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from Registrant's Form 10-QSB for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

                  (10.1) Lease agreement dated May 3, 2002, related to 2800 West March Lane, Suite 120, Stockton, CA 95219 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                  (10.7) Lease agreement dated March 27, 2003, related to 3533 Jamison Way, Castro Valley, CA 94546, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

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

                  (10.14)* Bryan R. Hyzdu Employment Agreement dated July 15,
                           2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.15)* Robert E. Bloch Employment Agreement dated July 15,
                           2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.16)* Patrick Carman Employment Agreement dated July 15,
                           2004, incorporated by reference from the Registrant's form 10-QSB, for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.17)* Shannon Reinard Employment Agreement dated July 15,
                           2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                  (10.18) Fiserv Solutions, Inc. Agreement dated October 7, 2004, for service bureau, data processing, and item processing, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005.

                  (10.19) Lease agreement dated May 1, 2005, related to 49 W. 10th Street, Tracy, CA 95378 incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                  (10.20) Lease agreement dated October 3, 2005, related to 1901 W. Kettleman Lane, Building A, Suite 1A and 1B, Lodi, CA 95242 incorporated by reference from the Registrant's form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                  (10.21) Lease agreement dated January 13, 2006, related to 1930 Tienda Drive, Building B, Suite 104, Lodi, CA 95242.

                  (10.22)* Shannon Reinard Salary Continuation Agreement dated
                           August 8, 2005.

                  (10.23)* Bryan R. Hyzdu First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (10.24)* Bryan R. Hyzdu Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (10.25)* Patrick Carman First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (10.26)* Patrick Carman Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (10.27)* Robert E. Bloch First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (10.28)* Robert E. Bloch Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003.

                  (14.1) Code of Ethics, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                  (21.1)   Registrant's only subsidiary is Service 1st Bank.

                  (23.1)   Consent of Vavrinek, Tine, Day & Co., LLP

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 of Form 10-KSB is incorporated by reference to the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SERVICE 1ST BANCORP

Date: March 28, 2006                   By: /s/ JOHN O. BROOKS
                                           -------------------------------------
                                           John O. Brooks
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 28, 2006                   By: /s/ ROBERT E. BLOCH
                                           -------------------------------------
                                           Robert E. Bloch
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          Signature                        Title                        Date
---------------------------------    -------------------          --------------

/s/ JOHN O. BROOKS                        Chairman                March 28, 2006
---------------------------------
John O. Brooks


/s/ EUGENE C. GINI                        Director                March 28, 2006
---------------------------------
Eugene C. Gini


/s/ BRYAN R. HYZDU                        Director                March 28, 2006
---------------------------------
Bryan R. Hyzdu


/s/ ROBERT D. LAWARENCE                   Director                March 28, 2006
---------------------------------
Robert D. Lawrence


/s/ FRANCES C. MIZUNO                     Director                March 28, 2006
---------------------------------
Frances C. Mizuno


/s/ RICHARD R. PAULSEN                    Director                March 28, 2006
---------------------------------
Richard R. Paulsen


/s/ TONI MARIE RAYMUS                     Director                March 28, 2006
---------------------------------
Toni Marie Raymus

/s/ MICHAEL K. REPETTO                    Director                March 28, 2006
---------------------------------
Michael K. Repetto


/s/ ANTHONY F. SOUZA                      Director                March 28, 2006
---------------------------------
Anthony F. Souza


/s/ ALBERT VAN VELDHUIZEN                 Director                March 28, 2006
---------------------------------
Albert Van Veldhuizen


/s/ DONALD L. WALTERS                     Director                March 28, 2006
---------------------------------
Donald L. Walters

                                  EXHIBIT INDEX
                                  -------------
                                                                      Sequential
Exhibit                                                                  Page
 Number                        Description                              Number
-------  ------------------------------------------------------------- --------

10.21    Lease agreement for 1930 Tienda Drive, Building B,
         Suite 104, Lodi, California 95242                                 75

10.22    Shannon Reinard Salary Continuation Agreement dated
         August 8, 2005                                                    87

10.23    Bryan R. Hyzdu First Amendment dated August 8, 2005 to
         Salary Continuation Agreement dated September 10, 2003            97


10.24    Bryan R. Hyzdu Second Amendment dated August 8, 2005 to
         Salary Continuation Agreement dated September 10, 2003            99


10.25    Patrick Carman First Amendment dated August 8, 2005 to
         Salary Continuation Agreement dated September 10, 2003           101

10.26    Patrick Carman Second Amendment dated August 8, 2005 to
         Salary Continuation Agreement dated September 10, 2003           102

10.27    Robert E. Bloch First Amendment dated August 8, 2005 to
         Salary Continuation Agreement dated September 10, 2003           103

10.28    Robert E. Bloch Second Amendment dated August 8, 2005 to
         Salary  Continuation Agreement dated September 10, 2003          104

23.1     Consent of Vavrinek, Trine, Day & Co., LLP                       105

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                    106

31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                    107

32.1     Certification of Service 1st Bancorp by its
         Chief Executive Officer and Chief Financial Officer
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        108