Form 10QSB
period 2006-03-31
SERVICE 1ST BANCORP
filed 2006-05-15
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2006
                                    --------------


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


                   49 W. 10th Street, Tracy, California 95376
                   ------------------------------------------
                    (Address of principal executive offices)


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,386,239 shares of registrant's common stock were outstanding at May 12, 2006.



The Index to Exhibits is located at page 23.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         SERVICE 1ST BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
ASSETS                                                 03/31/06         12/31/05
                                                     -------------    -------------
Cash and due from banks                              $   3,030,927    $   9,024,556
Federal funds sold                                              --               --
                                                     -------------    -------------
       Cash and cash equivalents                         3,030,927        9,024,556

Certificates of deposit with other banks                   593,720          993,720
Investment securities available-for-sale                67,955,785       67,873,931
Investment securities held-to-maturity                   1,418,721          936,040
Loans, net                                              96,422,826       82,533,132
Bank premises and equipment, net                           706,271          671,450
Cash surrender value of life insurance                   3,468,969        3,436,150
Accrued interest receivable                                943,223          958,001
Other Assets                                             3,048,752        2,902,290

                                                     -------------    -------------
       Total assets                                  $ 177,589,194    $ 169,329,270
                                                     =============    =============


LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                        $  26,730,872    $  27,388,426
   Money market, NOW and savings                        87,059,587       85,127,700
   Time deposits under $100,000                         21,319,861       13,643,135
   Time deposits $100,000 and over                      19,469,354       24,982,406
                                                     -------------    -------------
       Total deposits                                  154,579,674      151,141,667
Other borrowings                                         5,471,134        1,030,000
Accrued interest and other liabilities                   1,775,441        1,583,502
                                                     -------------    -------------

       Total liabilities                               161,826,249      153,755,169

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued or outstanding                      --               --

  Common stock, no par value, 30,000,000 shares
    authorized, issued and outstanding, 2,386,239
    shares at March 31, 2006 and December 31,
     2005                                               15,992,913       15,992,913
  Additional paid-in-capital                                49,222               --
  Retained earnings (deficit)                              501,276          299,946
Accumulated other comprehensive income, net of tax        (780,466)        (718,758)

                                                     -------------    -------------
       Total shareholders' equity                       15,762,945       15,574,101

                                                     -------------    -------------
       Total liabilities and shareholders' equity    $ 177,589,194    $ 169,329,270
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

                           SERVICE 1ST BANCORP AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                               For the three months ended
                                       (unaudited)

                                                              For the three months ended
                                                             ---------------------------
                                                               03/31/06       03/31/05
                                                             ------------   ------------
Interest income:
   Interest and fees on loans                                $  1,893,374   $  1,257,416
   Interest on investment securities                              733,638        528,206
   Interest on federal funds sold                                  18,502         61,627
   Other interest income                                            6,834         10,228
                                                             ------------   ------------
       Total interest income                                    2,652,348      1,857,477
Interest expense:
   Interest expense on deposits                                   944,117        588,306
   Interest on borrowings                                          32,505             --
                                                             ------------   ------------
                                                                  976,622        588,306
                                                             ------------   ------------

       Net interest income                                      1,675,726      1,269,171

Provision for loan losses                                          45,000         60,000
                                                             ------------   ------------

       Net interest income after provision for loan losses      1,630,726      1,209,171

Other income:
   Service charges, fees and other income                          71,425         69,689
   Gain on sale and servicing of loans                             26,386         91,402
   Referral fees on mortgage loans                                     --         11,639
   Earnings on cash surrender value life insurance                 37,799         25,805
                                                             ------------   ------------
                                                                  135,610        198,535
Other expenses:
   Salaries and employee benefits                                 813,555        605,453
   Occupancy expense                                              157,696         76,220
   Equipment expense                                               51,342         46,233
   Data processing and other professional services                168,552        108,807
   Office supplies and equipment                                   42,783         36,073
   Loan department expense                                        104,086         17,249
   Advertising and promotion                                       29,589         33,790
   Directors fees and expenses                                     42,441         21,303
   FDIC and state assessments                                      20,135         20,365
   Other operating expenses                                        57,047         73,651
                                                             ------------   ------------
                                                                1,487,226      1,039,144
                                                             ------------   ------------
       Net income before income taxes                             279,110        368,562

Income taxes (benefit)                                             77,780        114,126
                                                             ------------   ------------

       Net income                                            $    201,330   $    254,436
                                                             ============   ============
Net income per share - basic                                 $       0.08   $       0.11
                                                             ============   ============
Net income per share - diluted                               $       0.08   $       0.10
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

                                                         SERVICE 1ST BANCORP
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (unaudited)

                                                                                                       Accumulated
                                   Common Stock                                                           Other           Total
                            --------------------------                Comprehensive    Accumulated    Comprehensive    Shareholders'
                               Shares        Amount       Surplus        Income          Deficit          Income          Equity
                            ------------  ------------  ------------   ------------    ------------    ------------    ------------
Balance January 1, 2005        1,541,664  $ 15,425,042  $         --                   $ (1,117,844)   $   (205,527)   $ 14,101,671

Common stock sold, net of         49,273       567,871                                                                      567,871
   costs of $11,086

Three-for-two stock split
   including cash for
   fractional shares             795,302                                                     (4,829)                         (4,829)

Comprehensive income:
  Net income                                                           $  1,422,619       1,422,619                       1,422,619
  Unrealized losses on
     securities net of
     taxes of $357,867                                                     (509,594)             --        (509,594)       (509,594)

   Reclassification
     adjustment for
     gains included in
     net income, net
     of tax of $2,554                                                        (3,637)             --          (3,637)         (3,637)
                                                                       ------------
  Comprehensive income                                                 $    909,388
                                                                       ============

                            ------------  ------------  ------------                   ------------    ------------    ------------
Balance December 31, 2005      2,386,239    15,992,913            --                        299,946        (718,758)     15,574,101

   Surplus from options
     expense                                                  49,222                                                         49,222
Comprehensive income:
  Net income                                                           $    201,330         201,330                         201,330
  Unrealized losses on
     securities net of
     taxes of $43,416                                                       (61,708)                        (61,708)        (61,708)
                                                                       ------------
  Comprehensive income                                                 $    139,622
                                                                       ============

                            ------------  ------------  ------------                   ------------    ------------    ------------
Balances March 31, 2006        2,386,239  $ 15,992,913  $     49,222                   $    501,276    $   (780,466)   $ 15,762,945
                            ============  ============  ============                   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                       SERVICE 1ST BANCORP AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended March 31, 2006 and 2005
                                                   (unaudited)
                                                                                            2006            2005
                                                                                    ------------    ------------
Operating activities:
  Net income                                                                        $    201,330    $    254,436
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                              45,000          60,000
   Depreciation                                                                           40,038          42,837
   Amortization and accretion on securities                                               70,640          71,899
   Earnings on cash surrender value life insurance, net                                  (32,819)        (25,805)
   Options expense                                                                        49,222              --
   Gain on sale of loans                                                                      --         (63,086)
   Decrease (Increase) in accrued interest                                                14,778        (136,985)
   Increase in other assets                                                             (146,462)       (285,223)
   Increase in accrued expenses and other liabilities                                    191,939          35,002
                                                                                    ------------    ------------

 Net cash provided by (used in) operating activities                                     433,666         (46,925)

Investing activities:
  Purchases of securities available-for-sale                                          (2,206,413)    (13,033,265)
  Purchases of securities held to maturity                                              (500,000)             --
    Proceeds from payments, maturities and calls of available-for-sale securities      1,984,618       5,201,676
    Proceeds from payments, maturities and calls of held-to-maturity securities           24,912          73,251
  Net increase in loans                                                              (13,934,694)     (2,114,637)
  Proceeds from sales of loans                                                                --         906,203
  Certificates of deposit with other banks                                               400,000      (3,452,559)
  Purchases of premises and equipment                                                    (74,859)        (39,453)
                                                                                    ------------    ------------

 Net cash used by investing activities                                               (14,306,436)    (12,458,784)

Financing activities:
  Net increase in demand, interest-bearing deposits and savings                      (12,368,802)     19,556,439
  Net increase in time deposits                                                       15,806,809      (1,034,587)
    Net proceeds from sale of stock (proceeds from sale of common stock,
        net of costs)                                                                         --         567,871
  Net change in borrowings                                                             4,441,134              --
                                                                                    ------------    ------------
 Net cash provided by financing activities
                                                                                       7,879,141      21,158,897
                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                  (5,993,629)      8,653,188
Cash and cash equivalents at beginning of period                                       9,024,556      11,042,365
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  3,030,927    $ 19,695,553
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
  Interest                                                                          $    911,267    $    463,566
  Income taxes                                                                      $         --    $         --

    The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and the Company's income statement for the three months ended March 31, 2006 and 2005, and the statement of cash flows for the three months ended March 31, 2006 and 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

         The balance sheet as of December 31, 2005, has been derived from the audited balance sheet as of that date.

Reclassifications

         Certain reclassifications were made to prior periods presented to conform to the current year. These reclassifications are of a normal recurring nature.

Stock-Based Compensation

         On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes Model for option valuation. This model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

         The assumptions used for the three-month period ended March 31, 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                                 March 31, 2006
                                           ---------------------
              Expected Life                           72 months
              Stock Volatility                           55.22%
              Risk free interest rate                     4.49%
              Dividend yield                              0.00%

         The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION (continued)

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company has recorded an incremental $49,222 of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R.

         Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

                                                                       Quarter ended
                                                                       March 31, 2005
                                                                       --------------
            Net income as reported                                      $    254,436
               Deduct: Total stock-based
                 employee compensation expense determined under fair
                 value based method of all awards, net of related tax
                 effects                                                $     (2,689)
               Pro forma net income                                     $    251,747

               Earnings per share:
               Basic-as reported                                        $       0.11
               Basic-pro forma                                          $       0.10

               Diluted-as reported                                      $       0.11
               Diluted-pro forma                                        $       0.10

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of March 31, 2006 and 2005. Weighted average shares outstanding used in the computation of basic earnings per share were 2,386,239 and 2,385,193 in 2006 and 2005, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,549,433 and 2,482,716 in 2006 and 2005, respectively. All earnings per share data have been retroactively adjusted for the three-for-two stock split declared on September 15, 2005 for shareholders of record on September 29, 2005.

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

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of March 31, 2006.

                                                            Gross           Gross          Estimated
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies   $ 29,791,985   $          8    $   (555,465)   $ 29,236,528
State and public subdivisions               13,921,467          2,497        (143,621)     13,780,343
Asset backed-securities                      8,214,673             93        (203,835)      8,010,931
Mortgage backed-securities                  17,356,340         10,757        (439,114)     16,927,983
                                          ------------   ------------    ------------    ------------
                                          $ 69,284,465   $     13,355    $ (1,342,035)   $ 67,955,785
                                          ============   ============    ============    ============

                                                            Gross           Gross          Estimated
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies   $    500,000   $         --    $    (10,360)   $    489,640
State and public subdivisions                  631,240         52,133              --         683,372
Asset backed-securities                         65,969             --              --          65,969
Mortgage backed-securities                     221,513          2,434            (487)        223,460
                                          ------------   ------------    ------------    ------------
                                          $  1,418,721   $     54,567    $    (10,847)   $  1,462,441
                                          ============   ============    ============    ============

         Securities carried at approximately $41,831,000 were pledged to secure deposits of public funds and borrowing arrangements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES cont'd

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2005.

                                                    Gross           Gross          Estimated
                                   Amortized      Unrealized      Unrealized         Fair
                                      Cost          Gains           Losses           Value
                                  ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies        $ 30,207,518   $         11    $   (550,676)   $ 29,656,853
  State and public subdivisions     11,755,328          3,437        (140,036)     11,618,729
  Asset backed-securities            8,645,767            276        (161,611)      8,484,432
  Mortgage backed-securities        18,488,944          5,762        (380,789)     18,113,917
                                  ------------   ------------    ------------    ------------

                                  $ 69,097,557   $      9,486    $ (1,233,112)   $ 67,873,931
                                  ============   ============    ============    ============

Held-to-Maturity Securities:
  State and public subdivisions   $    623,646   $     19,382    $         --    $    643,028
  Asset backed-securities               82,721            414              --          83,135
  Mortgage backed-securities           229,673          3,174            (536)        232,311
                                  ------------   ------------    ------------    ------------

                                  $    936,040   $     22,970    $       (536)   $    958,474
                                  ============   ============    ============    ============


NOTE 4 - LOANS

         Service 1st Bank's customers are primarily located in San Joaquin County. At March 31, 2006, approximately 70.4% of the Bank's loans are for real estate and construction loans and approximately 21% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 2.4% of the loan portfolio, leases make up 4.0% of the loan portfolio, with agriculture loans making up the remaining 2.2%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:
                                                   3/31/2006        12/31/2005
                                                 ------------      ------------
Construction and land development loans          $ 33,865,794      $ 27,787,719
Real estate loans                                  35,071,122        33,672,659
Commercial loans                                   20,464,882        18,109,304
Leases                                              3,954,516                --
Agricultural loans                                  2,110,233         1,964,690
Consumer loans                                      2,411,042         2,430,356
                                                 ------------      ------------
                                                   97,877,589        83,964,728
Deferred loan fees and costs                         (286,269)         (308,102)
Allowance for loan losses                          (1,168,494)       (1,123,494)
                                                 ------------      ------------
    Total net loans                              $ 96,422,826      $ 82,533,132
                                                 ============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-QSB including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of March 31, 2006, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated two full-service offices in the cities of Stockton and Tracy in San Joaquin County. The Bank has a temporary office in the City of Lodi, CA while the tenant improvements are completed on the permanent office in Lodi, CA. The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities.

         The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 of the Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Summary of Financial Condition

         The Company's total consolidated assets increased 4.9% from December 31, 2005 to March 31, 2006. As of March 31, 2006, total consolidated assets were $177,589,194 compared to $169,329,270 as of December 31, 2005. The increase in growth was primarily from an increase in loans.

         Total net loans at March 31, 2006 were $96,422,826 compared to $82,533,132 at December 31, 2005. This represents an increase in net loans of 16.8% from December 31, 2005.

         Cash and due from banks declined 66.4% from December 31, 2005 to March 31, 2006. In the last quarter of 2005, the Company requested permission from the Federal Reserve Bank of San Francisco to implement a deposit reclassification program. The program allows banks to treat a portion of their demand deposit accounts as savings accounts for regulatory reporting purposes. This reclassification significantly decreases the uninvested cash that banks must reserve for demand deposit accounts. The Company was able to reduce its reserve requirement by approximately $5.1 million. Those funds were utilized to fund the Bank's loan growth.

         Total deposits were $154,579,674 at March 31, 2006 compared to $151,141,667 at December 31, 2005. Noninterest-bearing DDA accounts decreased from $27,388,426 at December 31, 2005 to $26,730,872 at March 31, 2006. Money
market, NOW, and savings accounts increased to $87,059,587 at March 31, 2006 from $85,127,700 at December 31, 2005. Time deposits under $100,000 increased from $13,643,135 at December 31, 2005 to $21,319,861 at March 31, 2006. Time
deposits of $100,000 and over decreased from $24,982,406 at December 31, 2005 to $19,469,354 at March 31, 2006.

         Other borrowings at March 31, 2006 were $5,471,134 compared to $1,030,000 at December 31, 2005. The borrowings were utilized to fund the rapid growth in new loan originations. The borrowings consist of short-term overnight advances from the Bank's correspondent banks.

Results of Operations

         Net income for the three months ended March 31, 2006 was $201,330 compared to $254,436 for the first quarter of 2005. Basic earnings per share for the three months ended March 31, 2006 were $0.08 per share compared to $0.11 for the three months ended March 31, 2005. Diluted earnings per share for March 31, 2006 and 2005 were $0.08 and $0.10, respectively.

         The decline in income before tax was due to a decrease in other income. Other income for the three months ended March 31, 2006 was $135,610 compared to $198,535 for 2005. This decline was primarily from a $63,086 gain on SBA loan sales during the first quarter of 2005. There were no loans sold during the first quarter of 2006.

         Another factor contributing to the decline in income before tax was the adoption of SFAS No. 123R. The Company had stock based compensation expense of $49,222 for the first quarter of 2006. There was no expense reflected on the income statement for this compensation in 2005.

Net Interest Income and Net Interest Margin

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended March 31, 2006 and 2005.

                                                     March 31, 2006                                    March 31, 2005
                                   ----------------------------------------------    ----------------------------------------------
                                                                       Average                                           Average
                                      Average          Income/         Yield or         Average          Income/         Yield or
                                      Balance          Expense        Rate Paid         Balance          Expense        Rate Paid
                                   -------------    -------------   -------------    -------------    -------------   -------------
Interest-earning assets:
Interest-bearing deposits          $   1,231,498    $      13,678            4.50%   $   1,257,722    $      10,228            3.30%
Investments                           69,174,559          726,794            4.26%      55,779,316          528,206            3.84%
Federal funds sold                     1,725,216           18,502            4.35%       9,740,541           61,627            2.57%
Loans (1) (2)                         87,913,182        1,893,374            8.73%      69,654,124        1,257,416            7.32%
                                   -------------    -------------                    -------------    -------------
   Total interest-earning assets     160,044,455        2,652,348            6.72%     136,431,703        1,857,477            5.52%

Allowance for possible loan losses    (1,126,299)                                         (985,000)
Cash and due from banks                3,578,994                                         8,020,616
Bank premises and equipment              632,942                                           632,738
Accrued interest receivable              798,416                                           522,421
Other assets                           6,262,603                                         4,194,635
                                   -------------                                     -------------
   Total assets                    $ 170,191,111                                     $ 148,817,113
                                   =============                                     =============

Interest-Bearing Liabilities:
Demand deposits                    $  69,229,031          481,150            2.82%   $  70,111,835          318,860            1.84%
Savings & money market accounts       17,433,300           74,800            1.74%      13,420,610           29,984            0.91%
Time Deposits                         38,718,216          388,167            4.07%      26,937,195          239,462            3.61%
Other borrowings                       2,488,843           32,505            5.30%              --               --              --
                                   -------------    -------------                    -------------    -------------
   Total interest-bearing
     liabilities                     127,869,390          976,622            3.10%     110,469,640          588,306            2.16%
                                   -------------    -------------                                     -------------

Non-interest bearing demand
   deposits                           25,854,383                                        22,820,928
Other Liabilities                      1,887,042                                           626,356
                                   -------------                                     -------------
   Total liabilities                 155,610,815                                       133,916,924
Shareholders' equity                  14,580,296                                        14,900,189
                                   -------------                                     -------------
   Total liabilities and
     shareholders' equity          $ 170,191,111                                     $ 148,817,113
                                   =============                                     =============

                                                    -------------                                     -------------
Net interest income                                 $   1,675,726                                     $   1,269,171
                                                    =============                                     =============
Net interest margin on average interest earning assets (3)                   4.25%                                             3.77%

1. Average loan balances include average deferred loan fees of $286,549 and $282,384 for the three months ending March 31, 2006 and 2005, respectively.
2. Interest on loans includes fees of $49,883 and $44,650 for the three month periods ending March 31, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

         All average balances have been computed using daily balances.

         Net interest income for the three months ended March 31, 2006 was $1,675,726 compared to $1,269,171 for 2005. Average interest-earning assets for the three months ended March 31, 2006 were $160,044,455 compared to $136,431,703 during the same three months of 2005. The yield earned on average interest-earning assets during the first quarter of 2006 was 6.72% compared to 5.52% during the first quarter of 2005. The average rate paid on interest bearing-liabilities increased from 2.16% for the first quarter of 2005 to 3.10% during the first quarter of 2006. The increase in rates earned on loans, investments, and paid on deposits was a result of the Federal Reserve Bank raising interest rates fifteen times from July 1, 2004 through March 28, 2006.

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

         Construction loans and other real estate secured loans comprise 70.4% of total loans outstanding at March 31, 2006. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended March 31, 2006 was $45,000 compared to $60,000 during the same quarter of 2005. At March 31, 2006, the allowance for loan losses was $1,168,494 compared to $1,123,494 at December 31, 2005. The ratio of allowance for loan losses to gross loans was 1.19% at March 31, 2006 compared to 1.49% at December 31, 2005. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

         The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                       For the three months ended March 31,

                                                              2006            2005
                                                          ------------    ------------
Outstanding Loans:
  Average for the Period                                  $ 87,913,182    $ 69,654,124
  End of the Period                                       $ 97,877,589    $ 70,834,354
Allowance For Loan Losses:
Balance at Beginning of Year                              $  1,123,494    $    963,000
Actual Charge-Offs:
  Commercial                                                        --              --
  Consumer                                                          --              --
  Real Estate                                                       --              --
                                                          ------------    ------------
Total Charge-Offs                                                   --              --
                                                          ------------    ------------
Less Recoveries:
  Commercial                                                        --              --
  Consumer                                                          --              --
  Real Estate                                                       --              --
                                                          ------------    ------------
Total Recoveries                                                    --              --
                                                          ------------    ------------
Net Loans Charged-Off                                               --              --
Provision for Loan Losses                                       45,000          60,000
                                                          ------------    ------------
Balance at End of Period                                  $  1,168,494    $  1,023,000
                                                          ============    ============
Ratios:
Net Loans Charged-Off to Average Loans                               0%              0%
Allowance for Loan Losses to Total Loans                          1.19%           1.44%
Net Loans Charged-Off to Beginning
  Allowance for Loan Losses                                          0%              0%

Net Loans Charged-Off to Provision for Loan Losses                   0%              0%

Allowance for Loan Losses to Nonperforming Loans               2,031.5%        1,346.1%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $49,967 at March 31, 2006 and $76,000 at March 31, 2005 and $54,019 at December 31, 2005.

         At March 31, 2006, there were loans totaling $49,967 that were considered impaired or troubled debt restructurings compared to $76,000 at March 31, 2005 and $309,256 at December 31, 2005. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2006 or December 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at March 31, 2006 and December 31, 2005.

Other Income

         Other income for the three months ended March 31, 2006 was $135,610 compared to $198,535 for the same period during 2005. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on residential first trust deeds for the three months ended March 31, 2006 were $0 compared to $11,639 in 2005. The activity in the refinance market for loans declined causing the earnings from the activity to decrease. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended March 31, 2006 were $26,386 compared to $91,402 during the same period in 2005. The gains on the guaranteed portion of loans sold for the months ended March 31, 2006 was $0.00 compared to a gain of $63,086 in 2005.

Other Expense

         Salaries and employee benefits for the three months ended March 31, 2006 were $813,555 compared to $605,453 for the three months ended March 31, 2005. The increase in salaries and employee benefits during 2006 was a result of an increase in the number of employees in preparation for opening a new Lodi, CA office in July, 2006 and a $29,812 change for employee stock-based compensation. There was no expense recorded on the income statement for stock-based compensation for 2005. There were 37 employees at March 31, 2006 compared to 33 at March 31, 2005.

         Occupancy expense for the three months ended March 31, 2006 was $157,666 compared to $76,220 for the same period of 2005. The increase in expense is related to the rent on the Company's new office in Lodi, California, a new administrative office in Tracy, California, and an annual cost of living increase for the other branch offices.

         Data processing and other professional fees increased from $108,807 for the three months ended March 31, 2005 to $168,552 for the three months ended March 31, 2006. The primary increases for 2006 were for Human Resource services, data processing expense, and other professional services.

         Loan department expense for the three months ended March 31, 2006 was $104,086 compared to $17,249 for the same period of 2005. The primary increase was the amortization expense for loan servicing assets of $93,393 during the first quarter of 2006 compared to $15,460 for 2005. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid off early.

Capital Resources

         Total shareholders' equity at March 31, 2006 was $15,762,945 compared to $15,574,101 at December 31, 2005. The increase was primarily from the net income for the three months ended March 31, 2006 of $254,436. Due to rising interest rates there was an increase in the unrealized losses on securities of $61,708.

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

         The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2006 and December 31, 2005, as well as the minimum capital ratios for capital adequacy under the regulatory framework.

                                                                                                           To be well-
                                                              Actual           For capital adequacy     capitalized under
                                                                                     purposes           prompt corrective
                                                                                                        action provisions
                                                       --------------------    --------------------    -------------------
                                                        Amount      Ratio       Amount      Ratio       Amount     Ratio
                                                       --------    --------    --------    --------    --------   --------
As of March 31, 2006:

Company:
   Total capital (to risk weighted assets)             $ 17,703        13.5%   $ 10,508         8.0%        N/A        N/A
   Tier 1 capital (to risk weighted assets)            $ 16,534        12.6%   $  5,254         4.0%        N/A        N/A
   Tier 1 capital (to average assets)                  $ 16,534         9.8%   $  6,817         4.0%        N/A        N/A
Bank:
   Total capital (to risk weighted assets)             $ 15,812        12.0%   $ 10,508         8.0%   $ 13,135       10.0%
   Tier 1 capital (to risk weighted (assets)           $ 14,669        11.2%   $  5,254         4.0%   $  7,881        6.0%
   Tier 1 capital (to average assets)                  $ 14,669         8.7%   $  6,776         4.0%   $  8,470        5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)             $ 17,404        15.1%   $  9,224         8.0%        N/A        N/A
   Tier 1capital (to risk weighted assets)             $ 16,281        14.1%   $  4,612         4.0%        N/A        N/A
   Tier 1 capital (to average assets)                  $ 16,281         9.8%   $  6,683         4.0%        N/A        N/A
Bank:
   Total capital (to risk weighted assets)             $ 16,304        14.1%   $  9,224         8.0%   $ 11,530       10.0%
   Tier 1capital (to risk weighted assets)             $ 15,181        13.2%   $  4,612         4.0%   $  6,918        6.0%
   Tier 1 capital (to average assets)                  $ 15,181         9.1%   $  6,644         4.0%   $  8,304        5.0%

         The Bank meets the "well capitalized" capital ratio measures at both March 31, 2006 and December 31, 2005.

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

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending March 31, 2006 and 2005.

Off-Balance Sheet Items

         As of March 31, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $42,600,546 and $34,897,000 at March 31, 2006 and December 31, 2005, respectively. As a percentage of gross loans these off-balance sheet items represent 41.3% and 37.8%, respectively.

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

Website Access

         Information on the Company and Bank may be obtained from the Company's website www.service1stbank.com. Copies of the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, as well as Section 16 reports and amendments thereto, are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. To obtain copies of or to view the reports on Form 10-KSB, 10-QSB, and 8-K, click on the "Go to Service 1st Bancorp" button, then click on the "Click here to view Service 1st Bancorp SEC Filings" link. To obtain copies of or to view Section 16 reports filed by the Company's insiders, click on the "Click here to view
Section 16 Reports" link on the above webpage.

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  (3.1) Articles of Incorporation, as amended, incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

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

                  (10.5) Agreement dated February 1, 2000 with Financial Marketing Services, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.6)* Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description dated January 1, 2000, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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

                  (10.19) Lease agreement dated May 1, 2005, related to 49 W. 10th Street, Tracy, CA 95378, incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                  (10.20) Lease agreement dated October 3, 2005, related to 1901 W. Kettleman Lane, Building A, Suite 1A and 1B, Lodi, CA 95242, incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                  (10.21) Lease agreement dated January 13, 2006, related to 1930 Tienda Drive, Building B, Suite 104, Lodi, CA 95242, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.22)* Shannon Reinard Salary Continuation Agreement dated
                           August 8, 2005, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.23)* Bryan R. Hyzdu First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.24)* Bryan R. Hyzdu Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.25)* Patrick Carman First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.26)* Patrick Carman Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.27)* Robert E. Bloch First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                  (10.28)* Robert E. Bloch Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

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


                                          SERVICE 1ST BANCORP

Date: May 12, 2006                        By: /s/ JOHN O. BROOKS
                                              ----------------------------------
                                              John O. Brooks
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date: May 12, 2006                        By: /s/ ROBERT E. BLOCH
                                              ----------------------------------
                                              Robert E. Bloch
                                              Executive Vice President and
                                              Chief financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


   Exhibit                                                                                                     Sequential
    Number                                             Description                                            Page Number
---------------       -------------------------------------------------------------------------------       -----------------
     31.1             Certification of Chief Executive Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.                                                                  24
     31.2             Certification of Chief Financial Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.                                                                  25
     32.1             Certification of Service 1st Bancorp by its Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                 26

                                       23