Form 10QSB
period 2006-06-30
SERVICE 1ST BANCORP
filed 2006-08-14
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006
                                    -------------


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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,386,239 shares of registrant's common stock were outstanding at August 11, 2006.



The Index to Exhibits is located at page 24.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
ASSETS                                                   06/30/06         12/31/05
                                                      -------------    -------------
Cash and due from banks                               $   5,142,134    $   9,024,556
Federal funds sold                                          590,000               --
                                                      -------------    -------------
         Cash and cash equivalents                        5,732,134        9,024,556

Certificates of deposit with other banks                    293,720          993,720
Investment securities available-for-sale                 66,434,223       67,873,931
Investment securities held-to-maturity                    1,397,055          936,040
Loans, net                                              108,390,821       82,533,132
Bank premises and equipment, net                          1,046,386          671,450
Cash surrender value of life insurance                    3,502,402        3,436,150
Accrued interest receivable                               1,055,462          958,001
Other Assets                                              3,844,263        2,902,290

                                                      -------------    -------------
         Total assets                                 $ 191,696,466    $ 169,329,270
                                                      =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                         $  29,861,863    $  27,388,426
   Money market, NOW and savings                         72,538,488       85,127,700
   Time deposits under $100,000                          28,452,492       13,643,135
   Time deposits $100,000 and over                       29,839,178       24,982,406
                                                      -------------    -------------
         Total deposits                                 160,692,021      151,141,667
Other borrowings                                         13,926,000        1,030,000
Accrued interest and other liabilities                    1,299,041        1,583,502
                                                      -------------    -------------

         Total liabilities                              175,917,062      153,755,169

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
     authorized, none issued or outstanding                      --               --

   Common stock, no par value, 30,000,000 shares
     authorized, issued and outstanding, 2,386,239
     shares at June 30, 2006 and December 31,
      2005                                               15,992,913       15,992,913
   Additional paid-in-capital                                99,298               --
   Retained earnings (deficit)                              786,006          299,946
Accumulated other comprehensive income, net of tax       (1,098,813)        (718,758)

                                                      -------------    -------------
         Total shareholders' equity                      15,779,404       15,574,101

                                                      -------------    -------------
         Total liabilities and shareholders' equity   $ 191,696,466    $ 169,329,270
                                                      =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                             For the periods ending
                                   (unaudited)

                                                        For the three months ended     For the six months ended
                                                        ---------------------------   ---------------------------
                                                          06/30/06       06/30/05       06/30/06       06/30/05
                                                        ------------   ------------   ------------   ------------
Interest income:
   Interest and fees on loans                           $  2,271,226   $  1,341,071   $  4,164,600   $  2,598,487
   Interest on investments                                   734,390        581,580      1,468,028      1,109,786
   Interest on fed funds sold                                  5,610         46,384         24,112        108,011
   Other interest income                                         975         22,745          7,809         32,973
                                                        ------------   ------------   ------------   ------------
      Total interest income                                3,012,201      1,991,780      5,664,549      3,849,257

Interest expense:
   Interest expense on deposits                            1,107,460        648,090      2,051,577      1,236,396
   Interest on borrowings                                    170,272          1,029        202,777          1,029
                                                        ------------   ------------   ------------   ------------
   Total interest expense                                  1,277,732        649,119      2,254,354      1,237,425
                                                        ------------   ------------   ------------   ------------

Net interest income before provision for loan losses       1,734,469      1,342,661      3,410,195      2,611,832

Provision for loan losses                                     95,000         80,000        140,000        140,000
                                                        ------------   ------------   ------------   ------------

Net interest income after provision for loan losses        1,639,469      1,262,661      3,270,195      2,471,832

Other Income:
   Service charges, fees, and other income                    66,052         76,995        137,477        146,684
   Gain on the sale of investment securities                      --          3,193             --          3,193
   Gain on sale and servicing of loans                        32,685         35,285         59,071        126,687
   Referral fees on mortgage loans                                --         12,795             --         24,434
   Earnings on cash surrender value of life insurance         38,416         26,316         76,215         52,121
                                                        ------------   ------------   ------------   ------------
      Total other income                                     137,153        154,584        272,763        353,119

Other Expenses:
   Salaries and employee benefits                            829,696        607,838      1,643,251      1,213,291
   Occupancy expense                                         151,784         76,640        309,480        152,860
   Equipment expense                                          56,823         51,482        108,165         97,715
   Data processing and other professional fees               152,085         93,507        320,637        202,314
   Office supplies and equipment                              40,243         33,476         83,026         69,549
   Loan department expense                                    20,439         25,862        124,525         43,111
   Advertising and promotion                                  61,985         36,208         91,574         69,998
   Directors fee and expenses                                 43,134         22,920         85,575         44,223
   FDIC and state assessments                                 13,244         20,838         33,379         41,203
   Other operating expenses                                   81,825         74,555        138,872        148,206
                                                        ------------   ------------   ------------   ------------
      Total other expenses                                 1,451,258      1,043,326      2,938,484      2,082,470
                                                        ------------   ------------   ------------   ------------

Income before income taxes                                   325,364        373,919        604,474        742,481
Income tax expense                                            40,634        103,280        118,414        217,406
                                                        ------------   ------------   ------------   ------------

   Net income                                           $    284,730   $    270,639   $    486,060   $    525,075
                                                        ============   ============   ============   ============

Net income per share - basic                            $       0.12   $       0.11   $       0.20   $       0.22
                                                        ============   ============   ============   ============

Net income per share - diluted                          $       0.11   $       0.10   $       0.19   $       0.20
                                                        ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                               SERVICE 1ST BANCORP
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                         Accumulated
                                       Common Stock                                                         Other         Total
                                --------------------------                Comprehensive  Accumulated    Comprehensive  Shareholders'
                                   Shares        Amount       Surplus        Income         Deficit        Income         Equity
                                ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance January 1, 2005            1,541,664  $ 15,425,042  $         --                 $ (1,117,844)  $   (205,527)  $ 14,101,671

Common stock sold, net of             49,273       567,871                                                                  567,871
    costs of $11,086

Three-for-two stock split
    including cash for
    fractional shares                795,302                                                   (4,829)                       (4,829)

Comprehensive income:
   Net income                                                             $  1,422,619      1,422,619                     1,422,619
   Unrealized losses on
     securities net of
     taxes of $357,867                                                        (509,594)            --       (509,594)      (509,594)

   Reclassification adjustment
      for gains included in net
      income, net of tax of
      $2,554                                                                    (3,637)            --         (3,637)        (3,637)
                                                                          ------------
   Comprehensive income                                                   $    909,388
                                                                          ============

                                ------------  ------------  ------------                 ------------   ------------   ------------
Balance December 31, 2005          2,386,239    15,992,913            --                      299,946       (718,758)    15,574,101

   Surplus from options expense                                   99,298                                                     99,298
Comprehensive income:
   Net income                                                             $    486,060        486,060                       486,060
   Unrealized losses on
      securities net of taxes
      of $267,398                                                             (380,055)                     (380,055)      (380,055)
                                                                          ------------
   Comprehensive income                                                   $    106,005
                                                                          ============

                                ------------  ------------  ------------                 ------------   ------------   ------------
Balance June 30, 2006              2,386,239  $ 15,992,913  $     99,298                 $    786,006   $ (1,098,813)  $ 15,779,404
                                ============  ============  ============                 ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                       SERVICE 1ST BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2006 and 2005
                                   (unaudited)

                                                                                            2006            2005
                                                                                    ------------    ------------
Operating activities:
   Net income                                                                       $    486,060    $    525,075
Adjustments to reconcile net income to net cash from operating activities:
    Provision for loan losses                                                            140,000         140,000
    Depreciation                                                                          80,656          87,612
    Amortization and accretion on securities                                             134,573         152,547
    Gain on sale of securities, net                                                           --          (3,193)
    Earnings on cash surrender value life insurance, net                                 (66,252)        (43,338)
    Options expense                                                                       99,298              --
    Gain on sale of loans                                                                (12,733)        (67,226)
    Increase in accrued interest                                                         (97,461)       (238,728)
    Increase in other assets                                                            (652,265)       (664,326)
    (Decrease) Increase in accrued expenses and other liabilities                       (284,461)        150,882
                                                                                    ------------    ------------

 Net cash (used in) provided by operating activities                                    (172,585)         39,305

Investing activities:
   Purchases of securities available-for-sale                                         (3,274,813)    (19,244,662)
   Purchases of securities held to maturity                                             (500,000)             --
    Proceeds from sales of available-for-sale securities                                      --         878,193
    Proceeds from payments, maturities and calls of available-for-sale securities      3,894,905       8,571,666
    Proceeds from payments, maturities and calls of held-to-maturity securities           54,265         146,552
   Net increase in loans                                                             (26,135,106)     (5,432,561)
   Proceeds from sales of loans                                                          150,150         995,223
           Net Purchase of (redemption of) certificates of deposit at other banks        700,000      (3,047,893)
   Purchases of premises and equipment                                                  (455,592)        (89,021)
                                                                                    ------------    ------------
 Net cash used by investing activities                                               (25,566,191)    (17,222,503)

Financing activities:
   Net (decrease) increase in demand, interest-bearing deposits and savings          (23,758,910)     21,371,016
   Net increase in time deposits                                                      33,309,264       1,575,829
    Net proceeds from sale of stock (proceeds from sale of common stock,
        net of costs)                                                                         --         567,871
   Net change in borrowings                                                           12,896,000              --
                                                                                    ------------    ------------
 Net cash provided by financing activities                                            22,446,354      23,514,716
                                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  (3,292,422)      6,331,518
Cash and cash equivalents at beginning of period                                       9,024,556      11,042,365
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  5,732,134    $ 17,373,883
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                                         $  2,290,551    $  1,277,719
   Income taxes                                                                     $    247,000    $    120,000

    The accompanying notes are an integral part of the financial statements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the Company's income statement for the three months and six months ended June 30, 2006 and 2005, and the statement of cash flows for the six months ended June 30, 2006 and 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

         The assumptions used for the six-month period ended June 30, 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                                        June 30, 2006
                                                       ---------------
              Expected Life                                 72 months
              Stock Volatility                                 55.58%
              Risk free interest rate                           4.77%
              Dividend yield                                    0.00%

         The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION (continued)

compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No.
123. The Company has recorded an incremental $50,076 of stock-based compensation expense during the quarter ended June 30, 2006 and $99,298 for the six months ended June 30, 2006 as a result of the adoption of SFAS No. 123R.

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

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six-month period ended June 30, 2005 (in thousands, except per share amounts):

                                                                  For the three     For the six
                                                                   months ended     months ended
                                                                  June 30, 2005    June 30, 2005
                                                                  -------------    -------------
         Net income as reported                                   $     270,639    $     525,075

         Deduct: Total stock-based
           employee compensation expense determined under fair
           value based method of all awards, net of related tax
           effects                                                $      (3,623)   $     (72,474)
         Pro forma net income                                     $     234,402    $     452,601
         Earnings per share:
         Basic-as reported                                        $        0.11    $        0.22
         Basic-pro forma                                          $        0.10    $        0.19

         Diluted-as reported                                      $        0.10    $        0.20
         Diluted-pro forma                                        $        0.09    $        0.17

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of June 30, 2006 and 2005. Weighted average shares outstanding used in the computation of basic earnings per share were 2,386,239 and 2,385,393 in 2006 and 2005, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,559,450 and 2,610,697 in 2006 and 2005, respectively. All earnings per share data have been retroactively adjusted for the three-for-two stock split declared on September 15, 2005 for shareholders of record on September 29, 2005.

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

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of June 30, 2006.

                                                                  Gross           Gross         Estimated
                                                 Amortized      Unrealized      Unrealized        Fair
                                                    Cost          Gains           Losses          Value
                                                ------------   ------------    ------------    ------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies         $ 30,593,521   $         --    $   (749,605)   $ 29,843,916
State and public subdivisions                     13,888,851             64        (289,492)     13,599,423
Asset backed-securities                            7,686,510             --        (261,380)      7,425,130
Mortgage backed-securities                        16,135,980          6,719        (576,945)     15,565,754
                                                ------------   ------------    ------------    ------------
                                                $ 68,304,862   $      6,783    $ (1,877,422)   $ 66,434,223
                                                ============   ============    ============    ============

                                                                  Gross           Gross         Estimated
                                                 Amortized      Unrealized      Unrealized        Fair
                                                    Cost          Gains           Losses          Value
                                                ------------   ------------    ------------    ------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies         $    500,000   $         --    $    (34,567)   $    465,433
State and public subdivisions                        638,926             --         (13,229)        625,697
Asset backed-securities                               48,068             --              --          48,068
Mortgage backed-securities                           210,062            934          (1,841)        209,155
                                                ------------   ------------    ------------    ------------
                                                $  1,397,055   $        934    $    (49,637)   $  1,348,352
                                                ============   ============    ============    ============

         Securities carried at approximately $51,803,000 were pledged to secure deposits of public funds and borrowing arrangements.

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
                                           ============   ============    ============    ============

NOTE 4 - LOANS

         Service 1st Bank's customers are primarily located in San Joaquin County. At June 30, 2006, approximately 66.6% of the Bank's loans are for real estate and construction loans and approximately 21.3% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 2.4% of the loan portfolio, leases make up 6.7% of the loan portfolio, with agriculture loans making up the remaining 3.0%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:
                                                  6/30/2006         12/31/2005
                                                -------------     -------------
Construction and land development loans         $  37,102,697     $  27,787,719
Real estate loans                                  36,140,938        33,672,659
Commercial loans                                   23,449,264        18,109,304
Leases                                              7,351,826                --
Agricultural loans                                  3,279,523         1,964,690
Consumer loans                                      2,626,811         2,430,356
                                                -------------     -------------
                                                  109,951,059        83,964,728
Deferred loan fees and costs                         (291,188)         (308,102)
Allowance for loan losses                          (1,269,050)       (1,123,494)
                                                -------------     -------------
     Total net loans                            $ 108,390,821     $  82,533,132
                                                =============     =============

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

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of June 30, 2006, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated two full-service offices in the cities of Stockton and Tracy in San Joaquin County. The Bank has a temporary office in the City of Lodi, California while the tenant improvements are completed on the permanent office in Lodi, California. The Bank plans to open the permanent office in Lodi during August 2006. The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities.

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

Summary of Financial Condition

         The Company's total consolidated assets increased 13.2% from December 31, 2005 to June 30, 2006. As of June 30, 2006, total consolidated assets were $191,696,466 compared to $169,329,270 as of December 31, 2005, and $161,367,042
at June 30, 2005. The increase in growth was primarily from an increase in loans.

         Total net loans at June 30, 2006 were $108,390,821 compared to $82,533,132 at December 31, 2005 and $72,686,912 at June 30, 2005. This
represents an increase in net loans of 31.3% from December 31, 2005.

         Cash and due from banks declined 43.0% from December 31, 2005 to June 30, 2006. In the last quarter of 2005, the Company requested permission from the Federal Reserve Bank of San Francisco to implement a deposit reclassification program. The program allows banks to treat a portion of their demand deposit accounts as savings accounts for regulatory reporting purposes. This reclassification significantly decreases the uninvested cash that banks must reserve for demand deposit accounts. The Company was able to reduce its reserve requirement by approximately $5.1 million. Those funds were utilized to fund the Bank's loan growth.

         Total deposits were $160,692,021 at June 30, 2006 compared to $151,141,667 at December 31, 2005 and $145,055,427 at June 30, 2005.
Noninterest-bearing DDA accounts increased from $27,388,426 at December 31, 2005 to $29,861,863 at June 30, 2006. Money market, NOW, and savings accounts decreased to $72,538,488 at June 30, 2006 from $85,127,700 at December 31, 2005.
This decline was caused by depositors moving to higher interest bearing accounts. Time deposits under $100,000 increased from $13,643,135 at December 31, 2005 to $28,452,492 at June 30, 2006. Time deposits of $100,000 and over increased from $24,982,406 at December 31, 2005 to $29,839,178 at June 30, 2006.
The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $25,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $8,266,739 at December 31, 2005 to $20,546,521 at June 30, 2006. The increase in time deposits over $100,000 was primarily from a $5,000,000 increase in time deposits from the State of California.

         Other borrowings at June 30, 2006 were $13,926,000 compared to $1,030,000 at December 31, 2005. The borrowings were utilized to fund the rapid growth in new loan originations. The borrowings consist of advances from the Federal Home Loan Bank of San Francisco and securities sold under an agreement to repurchase.

Results of Operations

         Net income for the three months ended June 30, 2006 was $284,730 compared to $270,639 for the second quarter of 2005. Net income for the six months ended June 30, 2006 was $486,060 compared to $525,075 for June 30, 2005. Income tax for the three months ended June 30, 2006 was $40,634 compared to $103,280 in the same quarter of 2005. Income tax expense for the six months ended June 30, 2006 was $118,414 compared to $217,406 for the same time period in 2005.

         Basic earnings per share for the three months ended June 30, 2006 were $0.12 per share compared to $0.11 for the three months ended June 30, 2005. Diluted earnings per share for the three months ended June 30, 2006 and 2005 were $0.11 and $0.10, respectively. Basic earnings per share for the six months ended June 30, 2006 were $0.20 per share compared to $0.22 for 2005. Diluted earnings per share for the six months ended June 30, 2006 were $0.19 compared to $0.20 for 2005.

         The decline in income before income taxes for the three months and six months ended June 30, 2006 was primarily from the staffing for the new Lodi branch scheduled to open in mid-August 2006. The Bank hired staff and has been conducting an extensive training program in preparation for the opening of the branch. The Bank has also incurred a $21,882 monthly increase in rental expense for Lodi.

         Another factor contributing to the decline in income before taxes was the adoption of SFAS No. 123R. The Company had stock based compensation expense of $50,076 for the second quarter of 2006 and $99,298 of expense for the six months ended June 30, 2006. There was no expense reflected on the income statement for this compensation in 2005.

Net Interest Income and Net Interest Margin

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ending June 30, 2006 and 2005.

                                                     June 30, 2006                                   June 30, 2005
                                      --------------------------------------------    --------------------------------------------
                                                                        Average                                          Average
                                         Average          Income/      Yield or          Average         Income/        Yield or
                                         Balance          Expense      Rate Paid         Balance         Expense        Rate Paid
                                      -------------    -------------  ------------    -------------    -------------  ------------
Interest-earning assets:
Interest-bearing deposits             $     420,093    $       4,999          4.77%   $   3,006,647    $      22,744          3.03%
Investments                              69,498,877          730,366          4.22%      60,108,955          581,581          3.88%
Federal funds sold                          405,131            5,610          5.55%       6,648,339           46,384          2.80%
Loans (1) (2)                           104,195,123        2,271,226          8.74%      70,436,322        1,341,071          7.64%
                                      -------------    -------------                  -------------    -------------
   Total interest-earning assets        174,519,224        3,012,201          6.92%     140,200,263        1,991,780          5.70%

Allowance for possible loan losses       (1,218,519)                                     (1,076,186)
Cash and due from banks                   3,446,733                                       8,672,964
Bank premises and equipment                 874,776                                         641,169
Accrued interest receivable                 923,815                                         647,255
Other assets                              5,694,271                                       4,370,352
                                      -------------                                   -------------
   Total assets                       $ 184,240,300                                   $ 153,455,817
                                      =============                                   =============

Interest-Bearing Liabilities:
Demand deposits                       $  67,299,123          532,034          3.17%   $  67,923,676          353,847          2.09%
Savings and money market accounts        11,766,345           53,516          1.82%      15,672,988           43,818          1.12%
Time Deposits                            47,985,957          521,910          4.36%      27,049,501          250,425          3.71%
Other borrowings                         12,763,939          170,272          5.35%         131,603            1,029          3.14%
                                      -------------    -------------                  -------------    -------------
   Total interest-bearing
     liabilities                        139,815,364        1,277,732          3.67%     110,777,768          649,119          2.35%

Non-interest bearing demand deposits     27,222,608                                      26,961,114
Other Liabilities                           377,055                                       1,096,831
                                      -------------                                   -------------
   Total liabilities                    167,415,027                                     138,835,713
Shareholders' equity                     16,825,273                                      14,620,104
                                      -------------                                   -------------
   Total liabilities and
     shareholders' equity             $ 184,240,300                                   $ 153,455,817
                                      =============                                   =============

                                                       -------------                                   -------------
Net interest income                                    $   1,734,469                                   $   1,342,661
                                                       =============                                   =============
Net interest margin on average interest earning assets (3)                    3.99%                                           3.84%

1. Average loan balances include average deferred loan fees of $296,143 and $282,384 for the three months ending June 30, 2006 and 2005, respectively.
2. Interest on loans includes fees of $60,549 and $44,650 for the three month periods ending June 30, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2006 and 2005.

                                                  June 30, 2006                                   June 30, 2005
                                   --------------------------------------------    --------------------------------------------
                                                                     Average                                          Average
                                      Average          Income/      Yield or          Average         Income/        Yield or
                                      Balance          Expense      Rate Paid         Balance         Expense        Rate Paid
                                   -------------    -------------  ------------    -------------    -------------  ------------
Interest-earning assets:
Interest-bearing deposits          $     823,554    $      18,677            4.57%   $   2,137,016    $      32,973            3.11%
Investments                           69,337,614        1,457,160            4.24%      57,956,096        1,109,786            3.86%
Federal funds sold                     1,061,527           24,112            4.58%       8,185,898          108,011            2.66%
Loans (1) (2)                         96,099,130        4,164,600            8.74%      70,047,384        2,598,487            7.48%
                                   -------------    -------------                    -------------    -------------
   Total interest-earning assets     167,321,825        5,664,549            6.83%     138,326,394        3,849,257            5.61%

Allowance for loan losses             (1,172,664)                                       (1,030,845)
Cash and due from banks                3,512,498                                         8,348,592
Bank premises and equipment              754,527                                           636,977
Accrued interest receivable              861,462                                           585,183
Other assets                           5,976,867                                         4,282,279
                                   -------------                                     -------------
   Total assets                    $ 177,254,515                                     $ 151,149,279
                                   =============                                     =============

Interest-bearing liabilities:
Demand deposits                    $  68,258,746        1,013,184            2.99%   $  69,011,711          672,707            1.97%
Savings and money market accounts     14,584,168          128,316            1.77%      14,553,021           73,802            1.02%
Time Deposits                         43,377,688          910,077            4.23%      26,993,658          489,887            3.66%
Other borrowings                       7,654,775          202,777            5.34%          66,165            1,029            3.14%
                                   -------------    -------------                    -------------    -------------
   Total interest-bearing
     liabilities                     133,875,377        2,254,354            3.40%     110,624,555        1,237,425            2.26%

Non-interest bearing demand
   deposits                           26,542,275                                        24,902,458
Other Liabilities                      1,127,877                                           862,893
                                   -------------                                     -------------
   Total liabilities                 161,545,529                                       136,389,906
Shareholders' equity                  15,708,986                                        14,759,373
                                   -------------                                     -------------
   Total liabilities and
      shareholders' equity         $ 177,254,515                                     $ 151,149,279
                                   =============                                     =============

                                                    -------------                                     -------------
Net interest income                                 $   3,410,195                                     $   2,611,832
                                                    =============                                     =============
Net interest margin on average interest earning assets (3)                   4.11%                                             3.81%

1. Average loan balances include average deferred loan fees of $291,373 and $270,100 for the six months ending June 30, 2006 and 2005, respectively.
2. Interest on loans includes fees of $110,432 and $90,860 for the six months ending June 30, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended June 30, 2006 was $1,734,469 compared to $1,342,661 for 2005. Net interest income for the six months ended June 30, 2006 was $3,410,195 compared to $2,611,832 for 2005.
Average interest-earning assets for the three months ended June 30, 2006 were $174,519,224 compared to $140,200,263 during the same three months of 2005. The yield earned on average interest-earning assets during the second quarter of 2006 was 6.92% compared to 5.70% during the second quarter of 2005. The average rate paid on interest bearing-liabilities increased from 2.35% for the second quarter of 2005 to 3.67% during the second quarter of 2006. Average interest-earning assets for the six months ended June 30, 2006 was $167,321,825 compared to $138,326,394 during the same six months of 2005. The yield earned on average interest-earning assets during the six months ended June 30, 2006 was 6.83% compared to 5.61% during the same period of 2005. The average rate paid on interest bearing liabilities increased to 3.40% for the six months ended June 30, 2006 compared to 2.26% during the same period for 2005. The increase in rates earned on loans, investments, and paid on deposits was a result of the Federal Reserve Bank raising interest rates seventeen times from July 1, 2004 through June 29, 2006.

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

         Construction loans and other real estate secured loans comprise 66.6% of total loans outstanding at June 30, 2006. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended June 30, 2006 was $95,000 compared to $80,000 during the same quarter of 2005. The provision for loan losses for the six months ended June 30, 2006 was $140,000, as well as during the same period of 2005. At June 30, 2006, the allowance for loan losses was $1,269,050 compared to $1,123,494 at December 31, 2005. The ratio of allowance for loan losses to gross loans was 1.15% at June 30, 2006 compared to 1.34% at December 31, 2005. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

         The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                                          For the six months
                                                                            ended June 30,
                                                                  -------------------------------
                                                                       2006              2005
                                                                  -------------     -------------
Outstanding Loans:
  Average for the Period                                          $  96,099,130     $  70,047,384
  End of the Period                                                 109,951,059        74,064,200
Allowance For Loan Losses:
Balance at Beginning of Year                                          1,123,494           963,000
Actual Charge-Offs:
  Commercial                                                                 --                --
  Consumer                                                                   --                --
  Real Estate                                                                --                --
                                                                  -------------     -------------
Total Charge-Offs                                                            --                --
                                                                  -------------     -------------
Less Recoveries:
  Commercial                                                                 --                --
  Consumer                                                                5,556                --
  Real Estate                                                                --                --
                                                                  -------------     -------------
Total Recoveries                                                          5,556                --
                                                                  -------------     -------------
Net Loans Charged-Off                                                     5,556                --
Provision for Loan Losses                                               140,000           140,000
                                                                  -------------     -------------
Balance at End of Period                                          $   1,269,050     $   1,103,000
                                                                  =============     =============
Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans                        (.01)%               0%
Allowance for Loan Losses to Total Loans                                   1.15%             1.49%
Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                                (.49)%               0%

Net Loans Charged-Off (Recoveries) to Provision for Loan Losses           (3.97)%               0%

Allowance for Loan Losses to Nonperforming Loans                       2,957.81%         1,500.48%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $42,905 at June 30, 2006, $73,510 at June 30, 2005, and $54,020 at December 31, 2005.

         At June 30, 2006, there were loans totaling $42,905 that were considered impaired or troubled debt restructurings compared to $73,510 at June 30, 2005 and $309,256 at December 31, 2005. These loans were delinquent and placed on nonaccrual, but management believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2006 or December 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at June 30, 2006 and December 31, 2005.

Other Income

         Other income for the three months ended June 30, 2006 was $137,153 compared to $154,584 for the same period during 2005. Other income for the six months ended June 30, 2006 was $272,763 compared to $353,119 for the same period during 2005. The Bank offers loans on single family homes through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended June 30, 2005 were $12,795 and for the six months ended June 30, 2005 were $24,434. There was no income from this activity for 2006 due to a decline in refinancing of such loans. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended June 30, 2006 were $32,685 compared to $35,285 during the same period in 2005. Gains on loans sold in the secondary market and the servicing of these loans for the six months ended June 30, 2006 were $59,071 compared to $126,687 during the same period in 2005. The gains on the guaranteed portion of loans sold for the six months ended June 30, 2006 were $12,733 compared to a gain of $67,226 in 2005.

Other Expense

         Salaries and employee benefits for the three months ended June 30, 2006 were $829,696 compared to $607,838 for the three months ended June 30, 2005. Salaries and employee benefits for the six months ended June 30, 2006 were $1,643,251 compared to $1,213,291 for the six months ended June 30, 2005. The increase in salaries and employee benefits during 2006 was a result of an increase in the number of employees in preparation for opening a new Lodi, California office in mid-August, 2006. Beginning in 2006, the Company is required to record expense related to employee and director stock-based compensation. The portion of the expense for the three months ended June 30, 2006 related to employee stock options was $30,666 and the comparable expense for the six months ended June 30, 2006 was $60,478. There was no expense recorded on the income statement for stock-based compensation for 2005. There were 40 employees at June 30, 2006 compared to 33 at June 30, 2005.

         Occupancy and equipment expense for the three months ended June 30, 2006 was $208,607 compared to $128,122 for the same period of 2005. Occupancy and equipment expense was $417,645 for the six months ended June 30, 2006 compared to $250,575 for the same period during 2005. The increase in expense is related to rent in the amount of $21,882 per month for the Company's new office in Lodi, California, a new administrative office in Tracy, California, and an annual cpi increase in the lease expense for the other branch offices.

         Data processing and other professional fees increased from $93,507 for the three months ended June 30, 2005 to $152,085 for the three months ended June 30, 2006. Data processing and other professional fees for the six months ended June 30, 2006 was $320,637 compared to $202,314 for the same period during 2005. The primary increase in professional fees is for management recruitment fees paid to locate new employees.

         Loan department expense for the three months ended June 30, 2006 was $20,439 compared to $25,862 for the same period of 2005. Loan department expense for the six months ended June 30, 2006 was $124,525 compared to $43,111 for the same period of 2005. The primary increase in loan department expense for the six months ended June 30, 2006 was the amortization expense for loan servicing assets. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid off early.

         The remainder of the other operating expenses increased due to the growth of the company.

         Income tax expense for the three months ended June 30, 2006 was $40,634 compared to $103,280 for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $118,414 compared to $217,406 for the same period in 2005. To reduce the Company's tax expense, the Company has increased the amount of municipal securities in its portfolio. These investments have substantially reduced federal income tax expense. At June 30, 2006, the Company owned $14,238,347 of municipal securities compared to $2,368,897 at June 30, 2005. During 2006, the Company began funding leases. Some of these leases allow the Company to recognize accelerated depreciation expense for tax purposes further reducing the Company's tax liability.

Capital Resources

         Total shareholders' equity at June 30, 2006 was $15,779,404 compared to $15,574,101 at December 31, 2005. The increase was primarily from the net income for the six months ended June 30, 2006 of $486,060. Due to rising interest rates there was an increase in accumulated other comprehensive income, net of tax of $380,055.

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

         The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2006 and December 31, 2005, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                                       To be well-capitalized
                                                                             For capital adequacy      under prompt corrective
                                                          Actual                   purposes               action provisions
                                                  ----------------------    -----------------------    -----------------------
                                                    Amount       Ratio        Amount        Ratio        Amount        Ratio
                                                  ----------   ---------    ----------    ---------    ----------    ---------
As of June 30, 2006:
Company:
   Total capital (to risk weighted assets)          $18,139       12.4%        $11,615         8.0%           N/A          N/A
   Tier 1 capital (to risk weighted assets)         $16,870       11.6%        $ 5,807         4.0%           N/A          N/A
   Tier 1 capital (to average assets)               $16,870        8.5%        $ 7,933         4.0%           N/A          N/A
Bank:
   Total capital (to risk weighted assets)          $17,377       12.0%        $11,615         8.0%       $14,519         10.0%
   Tier 1 capital (to risk weighted assets)         $16,046       11.1%        $ 5,807         4.0%       $ 8,711          6.0%
   Tier 1 capital (to average assets)               $16,046        8.8%        $ 7,302         4.0%       $ 9,128          5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)          $17,404       15.1%        $ 9,224         8.0%           N/A          N/A
   Tier 1capital (to risk weighted assets)          $16,281       14.1%        $ 4,612         4.0%           N/A          N/A
   Tier 1 capital (to average assets)               $16,281        9.8%        $ 6,683         4.0%           N/A          N/A
Bank:
   Total capital (to risk weighted assets)          $16,304       14.1%        $ 9,224         8.0%       $11,530         10.0%
   Tier 1capital (to risk weighted assets)          $15,181       13.2%        $ 4,612         4.0%       $ 6,918          6.0%
   Tier 1 capital (to average assets)               $15,181        9.1%        $ 6,644         4.0%       $ 8,304          5.0%

         The Bank meets the "well capitalized" capital ratio measures at both June 30, 2006 and December 31, 2005.

Liquidity

         The objective of liquidity management is to ensure continuous availability of funds to meet the demands of depositors, investors, and borrowers. Liquidity is primarily derived from cash, Federal Funds, and other liquid investments. The Bank has also established borrowing lines from correspondent banks and the Federal Home Loan Bank of San Francisco totaling $42,200,000. Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending June 30, 2006 and 2005.

Off-Balance Sheet Items

         As of June 30, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and letters of credit were $38,294,000 and $34,897,000 at June 30, 2006 and December 31, 2005, respectively. As a percentage of gross loans these off-balance sheet items represent 34.8% and 41.6%, respectively.

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

Other Matters

         The Company filed its report on Form 8-K dated July 7, 2006 to announce the organization of Charter Service Group, Inc. as a new wholly-owned subsidiary of the Company. Charter will provide consulting services primarily related to the formation of start-up (de novo) banks. It is anticipated that such consulting services will include consultation with prospective organizers of de novo banks related to regulatory approval, capitalization and infrastructure requirements, among other matters.

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual shareholder's meeting was held on May 18, 2006. The incumbent directors were elected as Directors for the year 2006 and until their successors are elected and qualified as follows:

                                                    For              Against
                                                ------------      --------------

                  Dean Andal                      1,601,445           23,843
                  John O. Brooks                  1,611,289           13,999
                  Eugene C. Gini                  1,611,289           13,999
                  Bryan R. Hyzdu                  1,611,289           13,999
                  Robert D. Lawrence, M.D.        1,611,289           13,999
                  Frances C. Mizuno               1,611,289           13,999
                  Richard R. Paulsen              1,611,289           13,999
                  Toni Marie Raymus               1,611,211           14,077
                  Michael K. Repetto              1,611,289           13,999
                  Anthony F. Souza                1,611,289           13,999
                  Albert Van Veldhuizen           1,611,289           13,999
                  Donald L. Walters               1,611,289           13,999

         Votes cast to ratify the appointment of Vavrinek, Trine, Day & co., LLP as independent public accountants for the 2006 fiscal year were:
         1,611,010 shares voted "For" the proposal, 2,668 shares voted "Against" and 11,610 "Abstained". Therefore, the proposal was approved.

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

                    (21.1) Registrant's only subsidiaries are Service 1st Bank and Charter Services Group, Inc.

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


                                              SERVICE 1ST BANCORP

Date: August 11, 2006                         By: /s/ JOHN O. BROOKS
                                                  ------------------------------
                                                  John O. Brooks
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date: August 11, 2006                         By: /s/ ROBERT E. BLOCH
                                                  ------------------------------
                                                  Robert E. Bloch
                                                  Executive Vice President and
                                                  Chief financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


  Exhibit                                                            Sequential
  Number                       Description                           Page Number
-----------    -------------------------------------------------     -----------
   31.1        Certification of Chief Executive Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002.         25

   31.2        Certification of Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002.         26

   32.1        Certification of Service 1st Bancorp by its Chief
               Executive Officer and Chief Financial Officer pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002.         27