Form 10QSB
period 2006-09-30
SERVICE 1ST BANCORP
filed 2006-11-14
CIK 1225078

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

     For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,388,739 shares of registrant's common stock were outstanding at November 13, 2006.


The Index to Exhibits is located at page 27.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
ASSETS                                                            09/30/06         12/31/05
                                                                -------------    -------------
Cash and due from banks                                         $   4,191,518    $   9,024,556
Federal funds sold                                                 18,184,272               --
                                                                -------------    -------------
       Cash and cash equivalents                                   22,375,790        9,024,556

Certificates of deposit with other banks                            2,193,720          993,720
Investment securities available-for-sale                           73,416,777       67,873,931
Investment securities held-to-maturity                              1,559,892          936,040
Loans, net                                                        109,730,879       82,533,132
Bank premises and equipment, net                                    1,355,165          671,450
Cash surrender value of life insurance                              3,534,755        3,436,150
Accrued interest receivable                                         1,164,832          958,001
Other assets                                                        3,013,131        2,902,290

                                                                -------------    -------------
       Total assets                                             $ 218,344,941    $ 169,329,270
                                                                =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                                   $  34,221,522    $  27,388,426
   Money market, NOW and savings                                   89,589,504       85,127,700
   Time deposits under $100,000                                    34,715,959       13,643,135
   Time deposits $100,000 and over                                 27,648,746       24,982,406
                                                                -------------    -------------
       Total deposits                                             186,175,731      151,141,667
Junior subordinated debt securities                                 5,155,000               --
Other borrowings                                                    9,000,000        1,030,000
Accrued interest and other liabilities                              1,366,146        1,583,502
                                                                -------------    -------------

       Total liabilities                                          201,696,877      153,755,169

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued or outstanding                                 --               --

  Common stock, no par value, 30,000,000 shares
    authorized, issued and outstanding, 2,386,239
    shares at September 30, 2006 and
    December 31, 2005                                              15,992,913       15,992,913
  Additional paid-in-capital                                          149,374               --
  Retained earnings                                                 1,033,085          299,946
  Accumulated other comprehensive income, net of tax                 (527,308)        (718,758)

                                                                -------------    -------------
       Total shareholders' equity                                  16,648,064       15,574,101

                                                                -------------    -------------
       Total liabilities and shareholders' equity               $ 218,344,941    $ 169,329,270
                                                                =============    =============

         The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             For the periods ending
                                   (unaudited)

                                                        For the three months ended   For the nine months ended
                                                        --------------------------   -------------------------
                                                          09/30/06       09/30/05      09/30/06      09/30/05
                                                        -----------    -----------   -----------   -----------
Interest income:
   Interest and fees on loans                           $ 2,538,177    $ 1,513,858   $ 6,702,777   $ 4,112,345
   Interest on investments                                  772,295        619,313     2,240,323     1,729,099
   Interest on fed funds sold                               100,308         48,891       124,420       156,902
   Other interest income                                      3,411         37,320        11,220        70,293
                                                        -----------    -----------   -----------   -----------
     Total interest income                                3,414,191      2,219,382     9,078,740     6,068,639

Interest expense:
   Interest expense on deposits                           1,436,635        747,603     3,488,212     1,983,999
   Interest on borrowings                                   239,476            249       442,253         1,278
                                                        -----------    -----------   -----------   -----------
     Total interest expense                               1,676,111        747,852     3,930,465     1,985,277
                                                        -----------    -----------   -----------   -----------

Net interest income before provision for loan losses      1,738,080      1,471,530     5,148,275     4,083,362

Provision for loan losses                                    90,000             --       230,000       140,000
                                                        -----------    -----------   -----------   -----------

Net interest income after provision for loan losses       1,648,080      1,471,530     4,918,275     3,943,362

Other Income:
   Service charges, fees, and other income                   68,503         87,117       205,980       233,801
   Gain on the sale of investment securities                     --          2,998            --         6,191
   Gain on sale and servicing of loans                       19,601         31,214        78,672       157,901
   Referral fees on loans                                    60,000         12,074        60,000        36,508
   Earnings on cash surrender value of life insurance        38,672         33,604       114,887        85,725
                                                        -----------    -----------   -----------   -----------
     Total other income                                     186,776        167,007       459,539       520,126

Other Expenses:
   Salaries and employee benefits                           906,868        698,042     2,550,119     1,911,333
   Occupancy expense                                        141,125         88,148       450,605       241,008
   Equipment expense                                         53,460         48,133       161,625       145,848
   Data processing and other professional fees               95,764        136,618       416,401       338,932
   Office supplies and equipment                             40,215         41,955       123,241       111,504
   Loan department expense                                   49,214         26,731       173,739        69,842
   Advertising and promotion                                 93,317         33,447       184,891       103,445
   Directors fee and expenses                                13,557         23,062        99,132        67,285
   FDIC and state assessments                                13,638         18,234        47,017        59,437
   Other operating expenses                                 216,241         76,988       355,113       225,194
                                                        -----------    -----------   -----------   -----------
     Total other expenses                                 1,623,397      1,191,358     4,561,881     3,273,828
                                                        -----------    -----------   -----------   -----------

Income before income taxes                                  211,459        447,179       815,933     1,189,660
Income tax expense                                          (35,620)        17,590        82,794       234,996
                                                        -----------    -----------   -----------   -----------

   Net income                                           $   247,079    $   429,589   $   733,139   $   954,664
                                                        ===========    ===========   ===========   ===========

Net income per share - basic                            $      0.11    $      0.18   $      0.31   $      0.40
                                                        ===========    ===========   ===========   ===========

Net income per share - diluted                          $      0.09    $      0.18   $      0.28   $      0.38
                                                        ===========    ===========   ===========   ===========

         The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                         Accumulated
                                        Common Stock                                                       Other          Total
                                --------------------------                Comprehensive   Accumulated   Comprehensive  Shareholders'
                                   Shares        Amount        Surplus       Income        Deficit         Income         Equity
                                ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance January 1, 2005            1,541,664    15,425,042  $         --                 $ (1,117,844)  $   (205,527)  $ 14,101,671


Common stock sold, net of             49,273       567,871                                                                  567,871
   costs of $11,086

Three-for-two stock split
including cash for
fractional shares                    795,302                                                   (4,829)                       (4,829)

Comprehensive income:
  Net income                                                              $  1,422,619      1,422,619                     1,422,619
  Unrealized losses on
    securities net of
    taxes of $357,867                                                         (509,594)            --       (509,594)      (509,594)

  Reclassification
    adjustment for gains
    included in net income,
    net of tax of $2,554                                                        (3,637)            --         (3,637)        (3,637)
                                                                          ------------
  Comprehensive income                                                    $    909,388
                                                                          ============

                                ------------  ------------  ------------                 ------------   ------------   ------------
Balance December 31, 2005          2,386,239    15,992,913            --                      299,946       (718,758)    15,574,101


  Surplus from options expense                                   149,374                                                     99,298
Comprehensive income:
  Net income                                                              $    733,139        733,139                       733,139
  Unrealized gain on
     securities net of taxes
     of $134,700                                                               191,450                       191,450        191,450
                                                                          ------------
  Comprehensive income                                                    $    924,589
                                                                          ============

                                ------------  ------------  ------------                 ------------   ------------   ------------
Balance September 30, 2006         2,386,239  $ 15,992,913  $    149,374                 $  1,033,085   $   (527,308)  $ 16,648,064
                                ============  ============  ============                 ============   ============   ============

         The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)

                                                                                        2006            2005
                                                                                    ------------    ------------
Operating activities:
  Net income                                                                        $    733,139    $    954,664
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                             230,000         140,000
   Depreciation                                                                          128,728         130,460
   Amortization and accretion on securities                                              190,154         233,349
   Gain on sale of securities, net                                                            --          (6,191)
   Earnings on cash surrender value life insurance, net                                  (98,605)        (72,784)
   Options expense                                                                       149,374              --
   Gain on sale of loans                                                                 (12,733)        (67,226)
   Increase in accrued interest                                                         (206,831)       (292,586)
   Increase in other assets                                                             (249,193)       (666,452)
   (Decrease) Increase in accrued expenses and other liabilities                        (217,356)        466,354
                                                                                    ------------    ------------
 Net cash provided by operating activities                                               646,677         819,588

Investing activities:
  Purchases of securities available-for-sale                                         (12,330,690)    (30,761,032)
  Purchases of securities held to maturity                                              (680,482)             --
   Proceeds from sales of available-for-sale securities                                       --       1,396,477
    Proceeds from payments, maturities and calls of available-for-sale securities      6,951,080      13,457,021
    Proceeds from payments, maturities and calls of held-to-maturity securities           33,042         208,981
  Net increase in loans                                                              (27,565,014)     (8,107,063)
  Proceeds from sales of loans                                                           150,000         955,223
    Net redemption of certificates of deposit at other banks                          (1,200,000)       (853,799)
  Purchase of Bank Owned Life Insurance                                                       --      (1,000,000)
  Purchases of premises and equipment                                                   (812,443)       (147,545)
                                                                                    ------------    ------------
 Net cash used by investing activities                                               (35,454,507)    (24,851,737)

Financing activities:
  Net increase in demand, interest-bearing deposits and savings                       32,367,724      33,369,449
  Net increase in time deposits                                                        2,666,340       5,565,048
    Net proceeds from sale of stock (proceeds from sale of common stock,
        net of costs)                                                                         --         567,871
  Cash paid in lieu of stock splits and dividends                                             --          (4,829)
  Increase in junior subordinated debts                                                5,155,000              --
  Proceeds from new borrowings                                                         7,970,000              --
                                                                                    ------------    ------------
 Net cash provided by financing activities                                            48,159,064      39,497,539
                                                                                    ------------    ------------

Net increase in cash and cash equivalents                                             13,351,234      15,465,390
Cash and cash equivalents at beginning of period                                       9,024,556      11,042,365
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $ 22,375,790    $ 26,507,755
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
  Interest                                                                          $  3,853,017    $  1,979,746
  Income taxes                                                                      $    432,000    $    120,000

         The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and the Company's income statement for the three months and nine months ended September 30, 2006 and 2005, and the statement of cash flows for the nine months ended September 30, 2006 and 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

         The balance sheet as of December 31, 2005, has been derived from the audited balance sheet as of that date.

Reclassifications

         Certain reclassifications were made to prior periods presented to conform to the current year. These reclassifications are of a normal recurring nature.

Stock-Based Compensation

         On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "Share-Based Payment", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes Model for option valuation. This model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

         The assumptions used for the nine-month period ended September 30, 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                                   September 30, 2006
                                                   ------------------
                 Expected Life                              72 months
                 Stock Volatility                              55.58%
                 Risk free interest rate                        4.77%
                 Dividend yield                                 0.00%

         The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006. Stock-based

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION (continued)

compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No.
123. The Company has recorded an incremental $50,076 of stock-based compensation expense during the quarter ended September 30, 2006 and $149,374 for the nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123R.

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

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

                                                                     For the three         For the nine
                                                                     months ended          months ended
                                                                  September 30, 2005    September 30, 2005
                                                                  ------------------    ------------------
         Net income as reported                                   $          429,589    $          954,664

         Deduct: Total stock-based
           employee compensation expense determined under fair
           value based method of all awards, net of related tax
           effects                                                $          (42,942)   $          (69,116)
                                                                  ------------------    ------------------

         Pro forma net income                                     $          386,647    $          885,548
                                                                  ==================    ==================

         Earnings per share:

         Basic-as reported                                        $             0.18    $             0.40
         Basic-pro forma                                          $             0.18    $             0.38

         Diluted-as reported                                      $             0.18    $             0.38
         Diluted-pro forma                                        $             0.18    $             0.35


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of September 30, 2006 and 2005. Weighted average shares outstanding used in the computation of basic earnings per share were 2,386,239 and 2,381,219 in 2006 and 2005, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,574,780 and 2,506,302 in 2006 and 2005, respectively. All earnings per share data have been retroactively adjusted for the three-for-two stock split declared on September 15, 2005 for shareholders of record on September 29, 2005.

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

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of September 30, 2006.

The amortized cost or fair values of investment securities available-for-sale at September 30, 2006 were:

                                                            Gross           Gross          Estimated
                                            Amortized     Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies   $ 36,650,634   $      6,460    $   (382,242)   $ 36,274,852
State and political subdivisions            14,371,775         25,449         (54,535)     14,342,689
Asset backed-securities                      7,274,820          4,357        (139,112)      7,140,065
Mortgage backed-securities                  15,517,248          7,898        (365,975)     15,159,171
Short-term mutual funds                        500,000             --              --         500,000
                                          ------------   ------------    ------------    ------------
                                          $ 74,314,477   $     44,164    $   (941,864)   $ 73,416,777
                                          ============   ============    ============    ============

The amortized cost or fair values of investment securities held-to-maturity at September 30, 2006 were:

                                                            Gross           Gross          Estimated
                                            Amortized     Unrealized      Unrealized         Fair
                                              Cost          Gains           Losses           Value
                                          ------------   ------------    ------------    ------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies   $    500,410   $         --    $    (12,591)   $    487,819
State and political subdivisions               827,933         73,385              --         901,318
Asset backed-securities                         30,852             --              --          30,852
Mortgage backed-securities                     200,698          3,121            (170)        203,649
                                          ------------   ------------    ------------    ------------
                                          $  1,559,892   $     76,506    $    (12,761)   $  1,623,637
                                          ============   ============    ============    ============

         Securities carried at approximately $60,646,000 were pledged to secure deposits of public funds and borrowing arrangements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES cont'd

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2005.

The amortized cost or fair values of investment securities available-for-sale at December 31, 2005 were:

                                                       Gross           Gross          Estimated
                                       Amortized     Unrealized      Unrealized         Fair
                                         Cost          Gains           Losses           Value
                                     ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies           $ 30,207,518   $         11    $   (550,676)   $ 29,656,853
  State and political subdivisions     11,755,328          3,437        (140,036)     11,618,729
  Asset backed-securities               8,645,767            276        (161,611)      8,484,432
  Mortgage backed-securities           18,488,944          5,762        (380,789)     18,113,917
                                     ------------   ------------    ------------    ------------

                                     $ 69,097,557   $      9,486    $ (1,233,112)   $ 67,873,931
                                     ============   ============    ============    ============

The amortized cost or fair values of investment securities held-to-maturity at December 31, 2005 were:

Held-to-Maturity Securities:
  State and political subdivisions   $    623,646   $     19,382    $         --    $    643,028
  Asset backed-securities                  82,721            414              --          83,135
  Mortgage backed-securities              229,673          3,174            (536)        232,311
                                     ------------   ------------    ------------    ------------

                                     $    936,040   $     22,970    $       (536)   $    958,474
                                     ============   ============    ============    ============

         Securities carried at approximately $38,531,000 were pledged to secure deposits of public funds and borrowing arrangements.

NOTE 4 - LOANS

         Service 1st Bank's customers are primarily located in San Joaquin County. At September 30, 2006, approximately 65.4% of the Bank's loans are for real estate and construction loans and approximately 21.8% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 2.1% of the loan portfolio, leases make up 6.8% of the loan portfolio, with agricultural loans making up the remaining 3.9%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:
                                                  9/30/2006         12/31/2005
                                                -------------     -------------
Construction and land development loans         $  35,520,963     $  27,787,719
Real estate loans                                  37,275,359        33,672,659
Commercial loans                                   24,289,294        18,109,304
Leases                                              7,592,910                --
Agricultural loans                                  4,313,156         1,964,690
Consumer loans                                      2,311,656         2,430,356
                                                -------------     -------------
                                                  111,303,338        83,964,728
Deferred loan fees and costs                         (213,409)         (308,102)
Allowance for loan losses                          (1,359,050)       (1,123,494)
                                                -------------     -------------

    Total net loans                             $ 109,730,879     $  82,533,132
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

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of September 30, 2006, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. ("Charter"). Charter will assist new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter will also provide consulting services to new banks including formulating policies and providing other ongoing services.

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

Summary of Financial Condition

         The Company's total consolidated assets increased 28.9% from December 31, 2005 to September 30, 2006. As of September 30, 2006, total consolidated assets were $218,344,941 compared to $169,329,270 as of December 31, 2005, and $177,827,848 at September 30, 2005. The increase in growth was primarily from an increase in loans and Federal Funds sold.

         Total net loans at September 30, 2006 were $109,730,879 compared to $82,533,132 at December 31, 2005 and $75,401,414 at September 30, 2005. This
represents an increase in net loans of 33.0% from December 31, 2005.

         Cash and due from banks declined 53.6% from December 31, 2005 to September 30, 2006. In the last quarter of 2005, the Company requested permission from the Federal Reserve Bank of San Francisco to implement a deposit reclassification program. The program allows banks to treat a portion of their demand deposit accounts as savings accounts for regulatory reporting purposes. This reclassification significantly decreases the uninvested cash that banks must reserve for demand deposit accounts. The Company was able to reduce its reserve requirement by approximately $5.1 million. Those funds were utilized to fund the Bank's loan growth.

         Total deposits were $186,175,731 at September 30, 2006 compared to $151,141,667 at December 31, 2005 and $161,043,079 at September 30, 2005.
Noninterest-bearing DDA accounts increased from $27,388,426 at December 31, 2005 to $34,221,522 at September 30, 2006. Money market, NOW, and savings accounts increased to $89,589,504 at September 30, 2006 from $85,127,700 at December 31, 2005. Time deposits under $100,000 increased from $13,643,135 at December 31, 2005 to $34,715,959 at September 30, 2006. Time deposits of $100,000 and over increased from $24,982,406 at December 31, 2005 to $27,648,746 at September 30, 2006. The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $30,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $8,266,739 at December 31, 2005 to $26,832,183 at September 30, 2006. The
increase in time deposits over $100,000 was primarily from an increase in time deposits from the State of California.

          Other borrowings at September 30, 2006 were $14,155,000 compared to $1,030,000 at December 31, 2005. The borrowings were utilized to fund the rapid growth in new loan originations. The borrowings consist of $9,000,000 from the Federal Home Loan Bank of San Francisco and $5,155,000 of Trust Preferred Securities.

Results of Operations

         Net income for the three months ended September 30, 2006 was $247,079 compared to $429,589 for the third quarter of 2005. Net income for the nine months ended September 30, 2006 was $733,139 compared to $954,664 for September 30, 2005. For the three months ended September 30, 2006, the Company had a tax credit of $35,620 compared to tax expense of $17,590 in the same quarter of 2005. Income tax expense for the nine months ended September 30, 2006 was $82,794 compared to $234,996 for the same time period in 2005. During 2006, the Company has been able to reduce its tax liability as a result of an increase in tax exempt bonds and four tax leases. At September 30, 2006, the average amount invested in tax exempt bonds was $14,218,499 compared to an average amount invested for the nine months ended September 30, 2005 of $1,927,240. The average amount in tax leases for the nine months ended September 30, 2006 was

$2,826,865. There were no leases outstanding during the nine months ended September 30, 2005. Tax leases allow the Company to recognize accelerated depreciation expense for tax purposes which exceeds the rental income earned for tax purposes.

         Basic earnings per share for the three months ended September 30, 2006 were $0.11 per share compared to $0.18 for the three months ended September 30, 2005. Diluted earnings per share for the three months ended September 30, 2006 and 2005 were $0.09 and $0.18, respectively. Basic earnings per share for the nine months ended September 30, 2006 were $0.31 per share compared to $0.40 for 2005. Diluted earnings per share for the nine months ended September 30, 2006 were $0.28 compared to $0.38 for 2005.

         The decline in income before income taxes for the three months and nine months ended September 30, 2006 was primarily from the staffing for the new Lodi branch opened in mid-August 2006. The Bank hired staff and conducted an extensive training program in preparation for the opening of the branch. The Bank has also incurred a $21,882 monthly increase in rental expense for Lodi.

         Another factor contributing to the decline in income before taxes was the adoption of SFAS No. 123R. The Company had stock based compensation expense of $50,076 for the third quarter of 2006 and $149,374 of expense for the nine months ended September 30, 2006. There was no expense reflected on the income statement for this compensation in 2005.

Net Interest Income and Net Interest Margin

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2006 and 2005:

                                                  September 30, 2006                               September 30, 2005
                                   ----------------------------------------------    ----------------------------------------------
                                                                      Average                                            Average
                                      Average          Income/        Yield or          Average         Income/          Yield or
                                      Balance          Expense       Rate Paid          Balance         Expense         Rate Paid
                                   -------------    -------------   -------------    -------------    -------------   -------------
Interest-earning assets:
Interest-bearing deposits          $   1,041,547    $       8,761            3.34%   $   4,931,168    $      37,320            3.00%
Investments                           67,860,945          766,945            4.48%      64,021,749          619,313            3.84%
Federal funds sold                     7,967,842          100,308            4.99%       5,761,044           48,891            3.37%
Loans (1) (2)                        112,096,685        2,538,177            8.98%      75,151,683        1,513,858            7.99%
                                   -------------    -------------                    -------------    -------------
   Total interest-earning assets     188,967,019        3,414,191            7.17%     149,865,644        2,219,382            5.88%

Allowance for possible loan losses    (1,300,354)                                       (1,102,855)
Cash and due from banks                3,427,031                                         8,303,313
Bank premises and equipment            1,300,373                                           630,808
Accrued interest receivable              970,312                                           571,664
Other assets                           7,891,742                                         5,218,142
                                   -------------                                     -------------
   Total assets                    $ 201,256,123                                     $ 163,486,716
                                   =============                                     =============

Interest-Bearing Liabilities:
Demand deposits                    $  59,569,752          592,819            3.95%   $  68,549,822          408,574            2.36%
Savings and money market accounts     20,893,768          164,562            3.12%      16,946,875           55,874            1.31%
Time Deposits                         58,924,400          679,254            4.57%      29,515,291          283,155            3.81%
Other borrowings                      16,640,680          239,476            5.71%          29,007              249            3.41%
                                   -------------    -------------                    -------------    -------------
   Total interest-bearing
      liabilities                    156,028,600        1,676,111            4.26%     115,040,995          747,852            2.58%

Non-interest bearing demand
 deposits                             28,966,666                                        31,058,139
Other Liabilities                        374,145                                         2,104,601
                                   -------------                                     -------------
   Total liabilities                 185,369,411                                       148,203,735
Shareholders' equity                  15,886,712                                        15,282,981
                                   -------------                                     -------------
   Total liabilities and
     shareholders' equity          $ 201,256,123                                     $ 163,486,716
                                   =============                                     =============

                                                    -------------                                     -------------
Net interest income                                 $   1,738,080                                     $   1,471,530
                                                    =============                                     =============
Net interest margin on average
  interest earning assets (3)                                                3.65%                                             3.90%

1. Average loan balances include average deferred loan fees of $250,542 and $257,718 for the three months ended September 30, 2006 and 2005, respectively.
2. Interest on loans includes fees of $59,332 and $58,391 for the three month periods ended September 30, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended September 30, 2006 and 2005:

                                                  September 30, 2006                               September 30, 2005
                                   ----------------------------------------------    ----------------------------------------------
                                                                      Average                                            Average
                                      Average          Income/        Yield or          Average         Income/          Yield or
                                      Balance          Expense       Rate Paid          Balance         Expense         Rate Paid
                                   -------------    -------------   -------------    -------------    -------------   -------------
Interest-earning assets:
Interest-bearing deposits          $     897,017    $      27,438            4.09%   $   3,078,635    $      70,293            3.05%
Investments                           68,839,982        2,224,105            4.32%      60,000,199        1,729,099            3.85%
Federal funds sold                     3,388,930          124,420            4.91%       7,368,731          156,902            2.85%
Loans (1) (2)                        101,490,247        6,702,777            8.83%      71,767,514        4,112,345            7.66%
                                   -------------    -------------                    -------------    -------------
   Total interest-earning assets     174,616,176        9,078,740            6.95%     142,215,079        6,068,639            5.71%

Allowance for loan losses             (1,215,695)                                       (1,055,112)
Cash and due from banks                3,483,696                                         8,333,333
Bank premises and equipment              938,475                                           634,898
Accrued interest receivable              898,144                                           580,627
Other assets                           6,622,173                                         4,598,125
                                   -------------                                     -------------
   Total assets                    $ 185,342,969                                     $ 155,306,950
                                   =============                                     =============

Interest-bearing liabilities:
Demand deposits                    $  65,330,587        1,606,003            3.29%   $  68,856,056        1,081,281            2.10%
Savings and money market accounts     16,710,480          292,878            2.34%      15,359,741          129,676            1.13%
Time Deposits                         48,616,873        1,589,331            4.37%      27,843,439          773,042            3.71%
Other borrowings                      10,682,992          442,253            5.53%          53,643            1,278            3.19%
                                   -------------    -------------                    -------------    -------------
   Total interest-bearing
      liabilities                    141,340,932        3,930,465            3.72%     112,112,879        1,985,277            2.37%

Non-interest bearing demand
  deposits                            27,359,286                                        26,976,900
Other Liabilities                        873,872                                         1,281,344
                                   -------------                                     -------------
   Total liabilities                 169,574,090                                       140,371,123

Shareholders' equity                  15,768,879                                        14,935,827
                                   -------------                                     -------------
   Total liabilities and
      shareholders' equity         $ 185,342,969                                     $ 155,306,950
                                   =============                                     =============

                                                    -------------                                     -------------
Net interest income                                 $   5,148,275                                     $   4,083,362
                                                    =============                                     =============
Net interest margin on average
  interest earning assets (3)                                                3.94%                                             3.84%

1. Average loan balances include average deferred loan fees of $277,613 and $235,050 for the nine months ended September 30, 2006 and 2005, respectively.
2. Interest on loans includes fees of $169,764 and $149,251 for the nine months ended September 30, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended September 30, 2006 was $1,738,080 compared to $1,471,530 for 2005. Net interest income for the nine months ended September 30, 2006 was $5,148,275 compared to $4,083,362 for 2005. Average interest-earning assets for the three months ended September 30, 2006 were $188,967,019 compared to $149,865,644 during the same three months of 2005. The yield earned on average interest-earning assets during the third quarter of 2006 was 7.17% compared to 5.88% during the third quarter of 2005. The average rate paid on interest bearing-liabilities increased from 2.58% for the third quarter of 2005 to 4.26% during the third quarter of 2006. Average interest-earning assets for the nine months ended September 30, 2006 was $174,616,176 compared to $142,215,079 during the same nine months of 2005. The yield earned on average interest-earning assets during the nine months ended September 30, 2006 was 6.95% compared to 5.71% during the same period of 2005. The average rate paid on interest bearing liabilities increased to 3.72% for the nine months ended September 30, 2006 compared to 2.37% during the same period for 2005. The increase in rates earned on loans, investments, and paid on deposits and borrowings was a result of the Federal Reserve Bank raising interest rates seventeen times from July 1, 2004 through June 29, 2006.

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

         Construction loans and other real estate secured loans comprise 65.4% of total loans outstanding at September 30, 2006. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended September 30, 2006 was $90,000 compared to $0 during the same quarter of 2005. The provision for loan losses for the nine months ended September 30, 2006 was $230,000, compared to $140,000 during the same period of 2005. At September 30, 2006, the allowance for loan losses was $1,359,050 compared to $1,123,494 at December 31, 2005. The ratio of allowance for loan losses to gross loans was 1.22% at September 30, 2006 compared to 1.34% at December 31, 2005. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount adequate to support the risks inherent in the portfolio.

         The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                                 For the nine months
                                                                 ended September 30,
                                                           -------------------------------
                                                                2006              2005
                                                           -------------     -------------
Outstanding Loans:
  Average for the Period                                   $ 101,490,247     $  71,767,514
  End of the Period                                          111,303,338        76,773,182
Allowance For Loan Losses:
Balance at Beginning of Year                                   1,123,494           963,000
Actual Charge-Offs:
  Commercial                                                          --                --
  Consumer                                                            --            (4,506)
  Real Estate                                                         --                --
                                                           -------------     -------------
Total Charge-Offs                                                     --            (4,506)
                                                           -------------     -------------
Less Recoveries:
  Commercial                                                          --                --
  Consumer                                                         5,556                --
  Real Estate                                                         --                --
                                                           -------------     -------------
Total Recoveries                                                   5,556                --
                                                           -------------     -------------
Net Loans Charged-Off                                              5,556            (4,506)
Provision for Loan Losses                                        230,000           140,000
                                                           -------------     -------------
Balance at End of Period                                   $   1,359,050     $   1,098,494
                                                           =============     =============
Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans                 (.01)%            0.01%
Allowance for Loan Losses to Total Loans                            1.22%             1.43%
Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                         (.49)%            0.47%
Net Loans Charged-Off (Recoveries) to Provision for Loan
Losses                                                             (2.42)%            3.22%

Allowance for Loan Losses to Nonperforming Loans                  308.15%         1,838.95%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $441,037 at September 30, 2006, $59,735 at September 30, 2005, and $54,020 at December 31, 2005.

         At September 30, 2006, there were loans totaling $441,037 that were considered impaired or troubled debt restructurings compared to $59,735 at September 30, 2005 and $309,256 at December 31, 2005. These loans were delinquent and placed on nonaccrual, but management currently believes that the loans will be collected in full. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2006 or December 31, 2005. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at September 30, 2006 and December 31, 2005.

Other Income

         Other income for the three months ended September 30, 2006 was $186,776 compared to $167,007 for the same period during 2005. Other income for the nine months ended September 30, 2006 was $459,539 compared to $520,126 for the same period during 2005. The Bank offers loans on single family homes through third party lenders. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended September 30, 2006 were $60,000 compared to $12,074 for the third quarter of 2005. Fees for the nine months ended September 30, 2006 were $60,000 compared to $36,508 for the nine months ended September 30, 2005. The Bank also originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended September 30, 2006 were $19,601 compared to $31,214 during the same period in 2005. Gains on loans sold in the secondary market and the servicing of these loans for the nine months ended September 30, 2006 were $78,672 compared to $157,901 during the same period in 2005. The gains on the guaranteed portion of loans sold for the nine months ended September 30, 2006 were $12,733 compared to a gain of $67,226 in 2005.

Other Expense

         Salaries and employee benefits for the three months ended September 30, 2006 were $906,868 compared to $698,042 for the three months ended September 30, 2005. Salaries and employee benefits for the nine months ended September 30, 2006 were $2,550,119 compared to $1,911,333 for the nine months ended September 30, 2005. The increase in salaries and employee benefits during 2006 was a result of an increase in the number of employees in preparation for opening a new Lodi, California office in mid-August, 2006. Beginning in 2006, the Company is required to record expense related to employee and director stock-based compensation. The portion of the expense related to employee stock options for the three months ended September 30, 2006 was $30,666 and the comparable expense for the nine months ended September 30, 2006 was $91,144. There was no expense recorded on the income statement for stock-based compensation for 2005. There were 47 employees at September 30, 2006 compared to 37 at September 30, 2005.

         Occupancy and equipment expense for the three months ended September 30, 2006 was $194,585 compared to $136,281 for the same period of 2005. Occupancy and equipment expense was $612,230 for the nine months ended September 30, 2006 compared to $386,856 for the same period during 2005. The increase in expense is related to rent in the amount of $21,882 per month for the Company's new office in Lodi, California, a new administrative office in Tracy, California, and an annual cpi increase in the lease expense for the other branch offices.

         Data processing and other professional fees were $95,764 for the three months ended September 30, 2006 compared to $136,618 for the three months ended September 30, 2005. Data processing and other professional fees for the nine months ended September 30, 2006 was $416,401 compared to $338,932 for the same period during 2005. The primary increase in professional fees is for management recruitment fees paid to locate new employees.

         Loan department expense for the three months ended September 30, 2006 was $49,214 compared to $26,731 for the same period of 2005. Loan department expense for the nine months ended September 30, 2006 was $173,739 compared to $69,842 for the same period of 2005. The primary increase in loan department expense for the nine months ended September 30, 2006 was the amortization expense for loan servicing assets. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid-off early.

         The remainder of the other operating expenses increased due to the growth of the Company.

         For the three months ended September 30, 2006, the Company had a tax credit of $35,620 compared to tax expense of $17,590 in the same quarter of 2005. Income tax expense for the nine months ended September 30, 2006 was $82,794 compared to $234,996 for the same time period in 2005. During 2006, the Company has been able to reduce its tax liability as a result of an increase in tax exempt bonds and four tax leases. At September 30, 2006, the average amount invested in tax exempt bonds was $14,218,499 compared to an average amount invested for the nine months ended September 30, 2005 of $1,927,240. The average amount in tax leases for the nine months ended September 30, 2006 was $2,826,865. There were no leases outstanding during the nine months ended September 30, 2005. Tax leases allow the Company to recognize accelerated depreciation expense for tax purposes which exceeds the rental income earned for tax purposes.

Capital Resources

         Total shareholders' equity at September 30, 2006 was $16,648,064 compared to $15,574,101 at December 31, 2005. The increase was primarily from the net income for the nine months ended September 30, 2006 of $733,139. Due to an improvement in market value on investments the accumulated other comprehensive income, net of tax increased by $191,450.

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

         The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2006 and December 31, 2005, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                                            To be
                                                                                                      well-capitalized
                                                                                                        under prompt
                                                                               For capital            corrective action
                                                      Actual                adequacy purposes             provisions
                                              -----------------------    -----------------------    -----------------------
                                                Amount        Ratio        Amount        Ratio        Amount        Ratio
                                              ----------    ---------    ----------    ---------    ----------    ---------
As of September 30, 2006:

Company:
   Total capital (to risk weighted assets)    $   23,528         15.6%   $   12,039          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)   $   22,169         14.7%   $    6,019          4.0%          N/A          N/A
   Tier 1 capital (to average assets)         $   22,169         11.1%   $    8,025          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   20,867         13.9%   $   12,039          8.0%   $   15,048         10.0%
   Tier 1 capital (to risk weighted assets)   $   19,446         12.9%   $    6,019          4.0%   $    9,029          6.0%
   Tier 1 capital (to average assets)         $   19,446          9.8%   $    7,972          4.0%   $    9,965          5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)    $   17,404         15.1%   $    9,224          8.0%          N/A          N/A
   Tier 1capital (to risk weighted assets)    $   16,281         14.1%   $    4,612          4.0%          N/A          N/A
   Tier 1 capital (to average assets)         $   16,281          9.8%   $    6,683          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   16,304         14.1%   $    9,224          8.0%   $   11,530         10.0%
   Tier 1capital (to risk weighted assets)    $   15,181         13.2%   $    4,612          4.0%   $    6,918          6.0%
   Tier 1 capital (to average assets)         $   15,181          9.1%   $    6,644          4.0%   $    8,304          5.0%

         The Bank meets the "well capitalized" capital ratio measures at both September 30, 2006 and December 31, 2005.

Liquidity

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and unencumbered securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2006 and December 31, 2005 were approximately $37,589,000 and $1,098,000 and $33,301,000 and $1,596,000,
respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments, short-term interest bearing deposits and loans held for sale. At September 30, 2006, consolidated unencumbered liquid assets totaled $33,360,847 or 15.3% of total assets compared to $39,361,207 or 23.2% of total assets on December 31, 2005. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $41,000,000 with correspondent banks. At September 30, 2006, the Company had $41,000,000 available under these credit lines. Additionally, the Bank is a member of the FHLB. At September 30, 2006, the Bank could have arranged for up to $16,830,000 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At September 30, 2006, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $9,000,000, leaving $7,830,000 available under these FHLB secured borrowing arrangements. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings if the need should arise. The Bank has established a master repurchase agreement with two brokerage firms to enable such transactions. The Bank can also pledge securities to borrow from the FRB and the FHLB.

Inflation

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending September 30, 2006 and 2005.

Off-Balance Sheet Items

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

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2006 and December 31, 2005, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $338,687,000 and $34,897,000 at September 30, 2006 and December 31, 2005, respectively. As a percentage of net loans and leases these off-balance sheet items represent 35.3% and 42.3%, respectively.

         The Company has certain ongoing commitments under operating leases. These commitments do not significantly impact operating results.

         Certain financial institutions have elected to use special purpose vehicles ("SPV") to dispose of problem assets. The SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. The Company does not use these vehicles or any other structures to dispose of problem assets.

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

Other Matters

         The Company filed its report on Form 8-K dated July 7, 2006 to announce the organization of Charter Service Group, Inc. as a new wholly-owned subsidiary of the Company. Charter will provide consulting services primarily related to the formation of new (de novo) banks. It is anticipated that such consulting services will include consultation with prospective organizers of de novo banks related to regulatory approval, capitalization and infrastructure requirements, among other matters.

Item 3. Controls and Procedures

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  (4.1) Specimen form of certificate for Service 1st Bancorp common stock, incorporated by reference from Registrant's Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

                  (10.1) Lease agreement dated May 3, 2002, related to 2800 West March Lane, Suite 120, Stockton, CA 95219, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                  (10.2) Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

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


                                             SERVICE 1ST BANCORP

Date: November 13, 2006                      By: /s/ JOHN O. BROOKS
                                                 -------------------------------
                                                 John O. Brooks
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Date: November 13, 2006                      By: /s/ ROBERT E. BLOCH
                                                 -------------------------------
                                                 Robert E. Bloch
                                                 Executive Vice President and
                                                 Chief financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


   Exhibit                                                           Sequential
    Number                            Description                    Page Number
---------------    ----------------------------------------------    -----------
     31.1          Certification of Chief Executive Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.                                           28
     31.2          Certification of Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.                                           29
     32.1          Certification of Service 1st Bancorp by its
                   Chief Executive Officer and Chief Financial
                   Officer pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.                            30