Form 10QSB/A
period 2006-06-30
SERVICE 1ST BANCORP
filed 2007-03-12
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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




The Index to Exhibits is located at page 25.

                                EXPLANATORY NOTE

Service 1st Bancorp is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, to amend and restate the previously reported Consolidated Balance Sheet, Consolidated Statement of Shareholders Equity and Consolidated Statements of Cash Flow as of June 30, 2006, the Consolidated Statements of Income for three months and six months ended June 30, 2006, and Management's Discussion and Analysis or Plan of Operations for the three and six month periods ended June 30, 2006. The amendments are made to reflect accrued deferred income tax expense related to tax leases.

The corrections to net income and earnings per share were the result of an adjustment to the Company's accrual for income taxes. Beginning in April of 2006, the Company's subsidiary, Service 1st Bank, began to fund tax leases. The leases have the effect of substantially reducing and deferring the Company's current income tax liability. In computing the tax accrual, the Company incorrectly included the tax benefit related to these leases as a permanent timing difference. The Company's accounting firm has informed the Company that the tax benefits for the leases were appropriate for computing the tax liability on the tax return, but should not have been utilized in computing tax expense for financial reporting purposes.

The amended changes related to the Consolidated Financial Statements are listed below. The increased accrued tax expense for the three months and six months ended June 30, 2006 was $46,053. This reduced previously reported net income for the three months ended June 30, 2006 from $284,730 to $238,677 and reduced the previously reported net income for the six months ended June 30, 2006 from $486,060 to $440,007. Basic net income per share for the three months ended June 30, 2006 was reduced from $0.12 per share to $0.10 per share. Diluted earnings per share for the three months ended June 30, 2006 was reduced from $0.11 per share to $0.09 per share. Basic net income per share for the six months ended June 30, 2006 was reduced from $0.20 per share to $0.18 per share. Diluted earnings per share for the six months ended June 30, 2006 was reduced from $0.19 per share to $0.17 per share. Accrued interest and other liabilities increased from $1,299,041 to $1,345,094. Retained earnings were reduced from $786,006 to $739,953.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         SERVICE 1ST BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
ASSETS                                                  06/30/06         12/31/05
                                                     -------------    -------------
Cash and due from banks                              $   5,142,134    $   9,024,556
Federal funds sold                                         590,000               --
                                                     -------------    -------------
       Cash and cash equivalents                         5,732,134        9,024,556

Certificates of deposit with other banks                   293,720          993,720
Investment securities available-for-sale                66,434,223       67,873,931
Investment securities held-to-maturity                   1,397,055          936,040
Loans, net                                             108,390,821       82,533,132
Bank premises and equipment, net                         1,046,386          671,450
Cash surrender value of life insurance                   3,502,402        3,436,150
Accrued interest receivable                              1,055,462          958,001
Other Assets                                             3,844,263        2,902,290

                                                     -------------    -------------
       Total assets                                  $ 191,696,466    $ 169,329,270
                                                     =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                        $  29,861,863    $  27,388,426
   Money market, NOW and savings                        72,538,488       85,127,700
   Time deposits under $100,000                         28,452,492       13,643,135
   Time deposits $100,000 and over                      29,839,178       24,982,406
                                                     -------------    -------------
       Total deposits                                  160,692,021      151,141,667
Other borrowings                                        13,926,000        1,030,000
Accrued interest and other liabilities                   1,345,094        1,583,502
                                                     -------------    -------------

       Total liabilities                               175,963,115      153,755,169

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued or outstanding                      --               --

  Common stock, no par value, 30,000,000 shares
    authorized, issued and outstanding, 2,386,239
    shares at June 30, 2006 and December 31,
     2005                                               15,992,913       15,992,913
  Additional paid-in-capital                                99,298               --
  Retained earnings                                        739,953          299,946
Accumulated other comprehensive income, net of tax      (1,098,813)        (718,758)

                                                     -------------    -------------
       Total shareholders' equity                       15,733,351       15,574,101

                                                     -------------    -------------
       Total liabilities and shareholders' equity    $ 191,696,466    $ 169,329,270
                                                     =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                                        SERVICE 1ST BANCORP AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                              For the periods ending
                                                   (unaudited)

                                                         For the three months ended     For the six months ended
                                                        ---------------------------   ---------------------------
                                                          06/30/06       06/30/05       06/30/06       06/30/05
                                                        ------------   ------------   ------------   ------------
Interest income:
   Interest and fees on loans                           $  2,271,226   $  1,341,071   $  4,164,600   $  2,598,487
   Interest on investments                                   734,390        581,580      1,468,028      1,109,786
   Interest on fed funds sold                                  5,610         46,384         24,112        108,011
   Other interest income                                         975         22,745          7,809         32,973
                                                        ------------   ------------   ------------   ------------
     Total interest income                                 3,012,201      1,991,780      5,664,549      3,849,257

Interest expense:
   Interest expense on deposits                            1,107,460        648,090      2,051,577      1,236,396
   Interest on borrowings                                    170,272          1,029        202,777          1,029
                                                        ------------   ------------   ------------   ------------
     Total interest expense                                1,277,732        649,119      2,254,354      1,237,425
                                                        ------------   ------------   ------------   ------------

Net interest income before provision for loan losses       1,734,469      1,342,661      3,410,195      2,611,832

Provision for loan losses                                     95,000         80,000        140,000        140,000
                                                        ------------   ------------   ------------   ------------

Net interest income after provision for loan losses        1,639,469      1,262,661      3,270,195      2,471,832

Other Income:
   Service charges, fees, and other income                    66,052         76,995        137,477        146,684
   Gain on the sale of investment securities                      --          3,193             --          3,193
   Gain on sale and servicing of loans                        32,685         35,285         59,071        126,687
   Referral fees on mortgage loans                                --         12,795             --         24,434
   Earnings on cash surrender value of life insurance         38,416         26,316         76,215         52,121
                                                        ------------   ------------   ------------   ------------
     Total other income                                      137,153        154,584        272,763        353,119

Other Expenses:
   Salaries and employee benefits                            829,696        607,838      1,643,251      1,213,291
   Occupancy expense                                         151,784         76,640        309,480        152,860
   Equipment expense                                          56,823         51,482        108,165         97,715
   Data processing and other professional fees               152,085         93,507        320,637        202,314
   Office supplies and equipment                              40,243         33,476         83,026         69,549
   Loan department expense                                    20,439         25,862        124,525         43,111
   Advertising and promotion                                  61,985         36,208         91,574         69,998
   Directors fee and expenses                                 43,134         22,920         85,575         44,223
   FDIC and state assessments                                 13,244         20,838         33,379         41,203
   Other operating expenses                                   81,825         74,555        138,872        148,206
                                                        ------------   ------------   ------------   ------------
     Total other expenses                                  1,451,258      1,043,326      2,938,484      2,082,470
                                                        ------------   ------------   ------------   ------------

Income before income taxes                                   325,364        373,919        604,474        742,481
Income tax expense                                            86,687        103,280        164,467        217,406
                                                        ------------   ------------   ------------   ------------

   Net income                                           $    238,677   $    270,639   $    440,007   $    525,075
                                                        ============   ============   ============   ============

Net income per share - basic                            $       0.10   $       0.11   $       0.18   $       0.22
                                                        ============   ============   ============   ============

Net income per share - diluted                          $       0.09   $       0.10   $       0.17   $       0.20
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

                                                         SERVICE 1ST BANCORP
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (unaudited)

                                                                                         Accumulated    Accumulated
                                       Common Stock                                       Deficit/        Other          Total
                               --------------------------                Comprehensive    Retained     Comprehensive  Shareholders'
                                  Shares        Amount        Surplus       Income        Earnings        Income         Equity
                               ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance January 1, 2005           1,541,664  $ 15,425,042  $         --                 $ (1,117,844)  $   (205,527)  $  4,101,671

Common stock sold, net of            49,273       567,871                                                                  567,871
   costs of $11,086

Three-for-two stock split
  including cash for
  fractional shares                 795,302                                                   (4,829)                       (4,829)

Comprehensive income:
  Net income                                                             $  1,422,619      1,422,619                     1,422,619
  Unrealized losses on
      securities net of
      taxes of $357,867                                                      (509,594)            --       (509,594)      (509,594)

   Reclassification
     adjustment for gains
     included in net income,
     net of tax of $2,554                                                      (3,637)            --         (3,637)        (3,637)
                                                                         ------------
  Comprehensive income                                                   $    909,388
                                                                         ============

                               ------------  ------------  ------------                 ------------   ------------   ------------
Balance December 31, 2005         2,386,239    15,992,913            --                      299,946       (718,758)    15,574,101

  Surplus from options expense                                   99,298                                                     99,298
Comprehensive income:
  Net income                                                             $    440,007        440,007                       440,007
  Unrealized losses on
     securities net of
     taxes of $267,398                                                       (380,055)                     (380,055)      (380,055)
                                                                         ------------
  Comprehensive income                                                   $     59,952
                                                                         ============

                               ------------  ------------  ------------                 ------------   ------------   ------------
Balance June 30, 2006             2,386,239  $ 15,992,913  $     99,298                 $    739,953   $ (1,098,813)  $ 15,733,351
                               ============  ============  ============                 ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                       SERVICE 1ST BANCORP AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 2006 and 2005
                                                   (unaudited)
                                                                                        2006            2005
                                                                                    ------------    ------------
Operating activities:
   Net income                                                                       $    440,007    $    525,075
Adjustments to reconcile net income to net cash from operating activities:
    Provision for loan losses                                                            140,000         140,000
    Depreciation                                                                          80,656          87,612
    Amortization and accretion on securities                                             134,573         152,547
    Gain on sale of securities, net                                                           --          (3,193)
    Earnings on cash surrender value life insurance, net                                 (66,252)        (43,338)
    Options expense                                                                       99,298              --
    Gain on sale of loans                                                                (12,733)        (67,226)
    Increase in accrued interest                                                         (97,461)       (238,728)
    Increase in other assets                                                            (652,265)       (664,326)
    (Decrease) Increase in accrued expenses and other liabilities                       (238,408)        150,882
                                                                                    ------------    ------------

 Net cash (used in) provided by operating activities                                    (172,585)         39,305

Investing activities:
   Purchases of securities available-for-sale                                         (3,274,813)    (19,244,662)
   Purchases of securities held to maturity                                             (500,000)             --
   Proceeds from sales of available-for-sale securities                                       --         878,193
    Proceeds from payments, maturities and calls of available-for-sale securities      3,894,905       8,571,666
    Proceeds from payments, maturities and calls of held-to-maturity securities           54,265         146,552
   Net increase in loans                                                             (26,135,106)     (5,432,561)
   Proceeds from sales of loans                                                          150,150         995,223
    Net Purchase of (redemption of) certificates of deposit at other banks               700,000      (3,047,893)
   Purchases of premises and equipment                                                  (455,592)        (89,021)
                                                                                    ------------    ------------
 Net cash used by investing activities                                               (25,566,191)    (17,222,503)

Financing activities:
   Net (decrease) increase in demand, interest-bearing deposits and savings          (23,758,910)     21,371,016
   Net increase in time deposits                                                      33,309,264       1,575,829
    Net proceeds from sale of stock (proceeds from sale of common stock,
        net of costs)                                                                         --         567,871
   Net change in borrowings                                                           12,896,000              --
                                                                                    ------------    ------------
 Net cash provided by financing activities                                            22,446,354      23,514,716
                                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  (3,292,422)      6,331,518
Cash and cash equivalents at beginning of period                                       9,024,556      11,042,365
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  5,732,134    $ 17,373,883
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                                         $  2,290,551    $  1,277,719
   Income taxes                                                                     $    247,000    $    120,000

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

         The assumptions used for the six-month period ended June 30, 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                                   June 30, 2006
                                            ---------------------
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

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six-month period ended June 30, 2005 (in thousands, except per share amounts):

                                                                      For the three     For the six
                                                                      months ended      months ended
                                                                      June 30, 2005     June 30, 2005
                                                                     ---------------    ---------------
            Net income as reported                                   $       270,639    $       525,075

            Deduct: Total stock-based
              employee compensation expense determined under fair
              value based method of all awards, net of related tax
              effects                                                $        (3,623)   $       (72,474)
            Pro forma net income                                     $       234,402    $       452,601
            Earnings per share:
            Basic-as reported                                        $          0.11    $          0.22
            Basic-pro forma                                          $          0.10    $          0.19

            Diluted-as reported                                      $          0.10    $          0.20

            Diluted-pro forma                                        $          0.09    $          0.17

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

Results of Operations

         Net income for the three months ended June 30, 2006 was $238,677 compared to $270,639 for the second quarter of 2005. Net income for the six months ended June 30, 2006 was $440,007 compared to $525,075 for June 30, 2005. Income tax for the three months ended June 30, 2006 was $86,687 compared to $103,280 in the same quarter of 2005. Income tax expense for the six months ended June 30, 2006 was $164,467 compared to $217,406 for the same time period in 2005.

         Basic earnings per share for the three months ended June 30, 2006 were $0.10 per share compared to $0.11 for the three months ended June 30, 2005. Diluted earnings per share for the three months ended June 30, 2006 and 2005 were $0.09 and $0.10, respectively. Basic earnings per share for the six months ended June 30, 2006 were $0.18 per share compared to $0.22 for 2005. Diluted earnings per share for the six months ended June 30, 2006 were $0.17 compared to $0.20 for 2005.

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

                                                           For the six months ended June 30,
                                                                2006               2005
                                                           --------------     --------------
Outstanding Loans:
  Average for the Period                                   $   96,099,130     $   70,047,384
  End of the Period                                           109,951,059         74,064,200
Allowance For Loan Losses:
Balance at Beginning of Year                                    1,123,494            963,000
Actual Charge-Offs:
  Commercial                                                           --                 --
  Consumer                                                             --                 --
  Real Estate                                                          --                 --
                                                           --------------     --------------
Total Charge-Offs                                                      --                 --
                                                           --------------     --------------
Less Recoveries:
  Commercial                                                           --                 --
  Consumer                                                          5,556                 --
  Real Estate                                                          --                 --
                                                           --------------     --------------
Total Recoveries                                                    5,556                 --
                                                           --------------     --------------
Net Loans Charged-Off                                               5,556                 --
Provision for Loan Losses                                         140,000            140,000
                                                           --------------     --------------
Balance at End of Period                                   $    1,269,050     $    1,103,000
                                                           ==============     ==============
Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans                  (.01)%                0%
Allowance for Loan Losses to Total Loans                             1.15%              1.49%
Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                          (.49)%                0%
Net Loans Charged-Off (Recoveries) to Provision for Loan
Losses                                                              (3.97)%                0%

Allowance for Loan Losses to Nonperforming Loans                 2,957.81%          1,500.48%

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

         Income tax expense for the three months ended June 30, 2006 was $86,687 compared to $103,280 for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $164,467 compared to $217,406 for the same period in 2005. To reduce the Company's tax expense, the Company has increased the amount of municipal securities in its portfolio. These investments have substantially reduced federal income tax expense. At June 30, 2006, the Company owned $14,238,347 of municipal securities compared to $2,368,897 at June 30, 2005.

Capital Resources

         Total shareholders' equity at June 30, 2006 was $15,733,351 compared to $15,574,101 at December 31, 2005. The increase was primarily from the net income for the six months ended June 30, 2006 of $440,007. Due to rising interest rates there was an increase in accumulated other comprehensive income, net of tax of $380,055.

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

                                                                                                        To be
                                                                                                   well-capitalized
                                                                                                     under prompt
                                                     Actual                 For capital            corrective action
                                                                         adequacy purposes            provisions
                                             ----------------------    ----------------------    ----------------------
                                               Amount       Ratio        Amount       Ratio        Amount       Ratio
                                             ----------    --------    ----------    --------    ----------    --------
As of June 30, 2006:
Company:
   Total capital (to risk weighted assets)     $18,093       12.4%       $11,615        8.0%           N/A         N/A
   Tier 1 capital (to risk weighted assets)    $16,826       11.5%       $ 5,807        4.0%           N/A         N/A
   Tier 1 capital (to average assets)          $16,826        9.2%       $ 7,337        4.0%           N/A         N/A
Bank:
   Total capital (to risk weighted assets)     $17,331       11.9%       $11,615        8.0%       $14,519       10.0%
   Tier 1 capital (to risk weighted assets)    $16,000       11.0%       $ 5,807        4.0%       $ 8,711        6.0%
   Tier 1 capital (to average assets)          $16,000        8.8%       $ 7,302        4.0%       $ 9,128        5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)     $17,404       15.1%       $ 9,224        8.0%           N/A         N/A
   Tier 1 capital (to risk weighted assets)    $16,281       14.1%       $ 4,612        4.0%           N/A         N/A
   Tier 1 capital (to average assets)          $16,281        9.8%       $ 6,683        4.0%           N/A         N/A
Bank:
   Total capital (to risk weighted assets)     $16,304       14.1%       $ 9,224        8.0%       $11,530       10.0%
   Tier 1 capital (to risk weighted assets)    $15,181       13.2%       $ 4,612        4.0%       $ 6,918        6.0%
   Tier 1 capital (to average assets)          $15,181        9.1%       $ 6,644        4.0%       $ 8,304        5.0%

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

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual shareholder's meeting was held on May 18, 2006. The incumbent directors were elected as Directors for the year 2006 and until their successors are elected and qualified as follows:

                                                     For           Against
                                                 ------------    -----------

                   Dean Andal                      1,601,445         23,843
                   John O. Brooks                  1,611,289         13,999
                   Eugene C. Gini                  1,611,289         13,999
                   Bryan R. Hyzdu                  1,611,289         13,999
                   Robert D. Lawrence, M.D.        1,611,289         13,999
                   Frances C. Mizuno               1,611,289         13,999
                   Richard R. Paulsen              1,611,289         13,999
                   Toni Marie Raymus               1,611,211         14,077
                   Michael K. Repetto              1,611,289         13,999
                   Anthony F. Souza                1,611,289         13,999
                   Albert Van Veldhuizen           1,611,289         13,999
                   Donald L. Walters               1,611,289         13,999

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


                                        SERVICE 1ST BANCORP

Date: March 9, 2007                     By:    /s/ JOHN O. BROOKS
                                               --------------------------------
                                               John O. Brooks
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 9, 2007                     By:    /s/ ROBERT E. BLOCH
                                               --------------------------------
                                               Robert E. Bloch
                                               Executive Vice President and
                                               Chief financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

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