Form 10QSB/A
period 2006-09-30
SERVICE 1ST BANCORP
filed 2007-03-14
CIK 1225078

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2006


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT
       For the transition period from____________ to ____________

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

                                EXPLANATORY NOTE

Service 1st Bancorp is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 14, 2006 to amend and restate our previously reported Consolidated Balance Sheet, Consolidated Statement of Shareholders Equity and its Consolidated Statements of Cash Flow as of September 30, 2006, the Consolidated Statements of Income for three months and nine months ended September 30, 2006 and "Management's Discussion and Analysis for these periods, to reflect accrued deferred income tax expense related to tax leases.

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

The amended changes related to the Consolidated Financial Statements are listed below. The increased accrued tax expense for the three months September 30, 2006 was $81,444 and the increase in accrued taxes for the nine months ended September 30, 2007 was $127,497. This reduced previously reported net income for the three months ended September 30, 2006 from $247,079 to $165,635 and reduced the previously reported net income for the nine months ended September 30, 2006 from $733,139 to $605,642. Basic net income per share for the three months ended September 30, 2006 was reduced from $0.11 per share to $0.07 per share. Diluted earnings per share for the three months ended September 30, 2006 was reduced from $0.09 per share to $0.07 per share. Basic net income per share for the nine months ended September 30, 2006 was reduced from $0.31 per share to $0.25 per share. Diluted earnings per share for the nine months ended September 30, 2006 was reduced from $0.28 per share to $0.24 per share. Accrued interest and other liabilities increased from $1,366,146 to $1,493,643. Retained earnings were reduced from $1,033,085 to $905,588.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
ASSETS                                                   09/30/06          12/31/05
                                                       -------------    -------------
Cash and due from banks                                $   4,191,518    $   9,024,556
Federal funds sold                                        18,184,272               --
                                                       -------------    -------------
       Cash and cash equivalents                          22,375,790        9,024,556

Certificates of deposit with other banks                   2,193,720          993,720
Investment securities available-for-sale                  73,416,777       67,873,931
Investment securities held-to-maturity                     1,559,892          936,040
Loans, net                                               109,730,879       82,533,132
Bank premises and equipment, net                           1,355,165          671,450
Cash surrender value of life insurance                     3,534,755        3,436,150
Accrued interest receivable                                1,164,832          958,001
Other assets                                               3,013,131        2,902,290

                                                       -------------    -------------
       Total assets                                    $ 218,344,941    $ 169,329,270
                                                       =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                          $  34,221,522    $  27,388,426
   Money market, NOW and savings                          89,589,504       85,127,700
   Time deposits under $100,000                           34,715,959       13,643,135
   Time deposits $100,000 and over                        27,648,746       24,982,406
                                                       -------------    -------------
       Total deposits                                    186,175,731      151,141,667
Junior subordinated debt securities                        5,155,000               --
Other borrowings                                           9,000,000        1,030,000
Accrued interest and other liabilities                     1,493,643        1,583,502
                                                       -------------    -------------

       Total liabilities                                 201,824,374      153,755,169

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued or outstanding                        --               --

  Common stock, no par value, 30,000,000 shares
    authorized, issued and outstanding, 2,386,239
    shares at September 30, 2006 and
      December 31, 2005                                   15,992,913       15,992,913
  Additional paid-in-capital                                 149,374               --
  Retained earnings                                          905,588          299,946
  Accumulated other comprehensive income, net of tax        (527,308)        (718,758)

                                                       -------------    -------------
       Total shareholders' equity                         16,520,567       15,574,101

                                                       -------------    -------------
       Total liabilities and shareholders' equity      $ 218,344,941    $ 169,329,270
                                                       =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                                       SERVICE 1ST BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                              For the periods ending
                                                   (unaudited)

                                                        For the three months ended     For the nine months ended
                                                        ---------------------------   ---------------------------
                                                          09/30/06       09/30/05       09/30/06       09/30/05
                                                        ------------   ------------   ------------   ------------
Interest income:
   Interest and fees on loans                           $  2,538,177   $  1,513,858   $  6,702,777   $  4,112,345
   Interest on investments                                   772,295        619,313      2,240,323      1,729,099
   Interest on fed funds sold                                100,308         48,891        124,420        156,902
   Other interest income                                       3,411         37,320         11,220         70,293
                                                        ------------   ------------   ------------   ------------
     Total interest income                                 3,414,191      2,219,382      9,078,740      6,068,639

Interest expense:

   Interest expense on deposits                            1,436,635        747,603      3,488,212      1,983,999

   Interest on borrowings                                    239,476            249        442,253          1,278
                                                        ------------   ------------   ------------   ------------
     Total interest expense                                1,676,111        747,852      3,930,465      1,985,277
                                                        ------------   ------------   ------------   ------------

Net interest income before provision for loan losses       1,738,080      1,471,530      5,148,275      4,083,362


Provision for loan losses                                     90,000             --        230,000        140,000
                                                        ------------   ------------   ------------   ------------

Net interest income after provision for loan losses        1,648,080      1,471,530      4,918,275      3,943,362

Other Income:
   Service charges, fees, and other income                    68,503         87,117        205,980        233,801
   Gain on the sale of investment securities                      --          2,998             --          6,191
   Gain on sale and servicing of loans                        19,601         31,214         78,672        157,901
   Referral fees on loans                                     60,000         12,074         60,000         36,508
   Earnings on cash surrender value of life insurance         38,672         33,604        114,887         85,725
                                                        ------------   ------------   ------------   ------------
     Total other income                                      186,776        167,007        459,539        520,126

Other Expenses:
   Salaries and employee benefits                            906,868        698,042      2,550,119      1,911,333
   Occupancy expense                                         141,125         88,148        450,605        241,008
   Equipment expense                                          53,460         48,133        161,625        145,848
   Data processing and other professional fees                95,764        136,618        416,401        338,932
   Office supplies and equipment                              40,215         41,955        123,241        111,504
   Loan department expense                                    49,214         26,731        173,739         69,842
   Advertising and promotion                                  93,317         33,447        184,891        103,445
   Directors fee and expenses                                 13,557         23,062         99,132         67,285
   FDIC and state assessments                                 13,638         18,234         47,017         59,437
   Other operating expenses                                  216,241         76,988        355,113        225,194
                                                        ------------   ------------   ------------   ------------
     Total other expenses                                  1,623,397      1,191,358      4,561,881      3,273,828
                                                        ------------   ------------   ------------   ------------

Income before income taxes                                   211,459        447,179        815,933      1,189,660
Income tax expense                                            45,824         17,590        210,291        234,996
                                                        ------------   ------------   ------------   ------------

   Net income                                           $    165,635   $    429,589   $    605,642   $    954,664
                                                        ============   ============   ============   ============

Net income per share - basic                            $       0.07   $       0.18   $       0.25   $       0.40
                                                        ============   ============   ============   ============

Net income per share - diluted                          $       0.07   $       0.18   $       0.24   $       0.38
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

                                                         SERVICE 1ST BANCORP
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (unaudited)

                                                                                         Accumulated    Accumulated
                                       Common Stock                                       Deficit/        Other          Total
                               --------------------------                Comprehensive    Retained     Comprehensive  Shareholders'
                                  Shares        Amount        Surplus       Income        Earnings        Income         Equity
                               ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance January 1, 2005           1,541,664  $ 15,425,042  $         --                 $ (1,117,844)  $   (205,527)  $ 14,101,671

Common stock sold, net of            49,273       567,871                                                                  567,871
   costs of $11,086

Three-for-two stock split
  including cash for
  fractional shares                 795,302                                                   (4,829)                       (4,829)

Comprehensive income:
  Net income                                                             $  1,422,619      1,422,619                     1,422,619
  Unrealized losses on
      securities net of
      taxes of $357,867                                                      (509,594)            --       (509,594)      (509,594)

   Reclassification
     adjustment for gains
     included in net income,
     net of tax of $2,554                                                      (3,637)            --         (3,637)        (3,637)
                                                                         ------------
  Comprehensive income                                                   $    909,388
                                                                         ============

                               ------------  ------------  ------------                 ------------   ------------   ------------
Balance December 31, 2005         2,386,239    15,992,913            --                      299,946       (718,758)    15,574,101

  Surplus from options expense                                  149,374                                                     99,298
Comprehensive income:
  Net income                                                             $    605,642        605,642                       605,642
  Unrealized gain on
     securities net of
     taxes of $134,700                                                        191,450                       191,450        191,450
                                                                         ------------
  Comprehensive income                                                   $    797,092
                                                                         ============

                               ------------  ------------  ------------                 ------------   ------------   ------------
Balance September 30, 2006        2,386,239  $ 15,992,913  $    149,374                 $    905,588   $   (527,308)  $ 16,520,567
                               ============  ============  ============                 ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the nine months ended September 30,
                                                   (unaudited)

                                                                                        2006            2005
                                                                                    ------------    ------------
Operating activities:
   Net income                                                                       $    605,642    $    954,664
Adjustments to reconcile net income to net cash from operating activities:
    Provision for loan losses                                                            230,000         140,000
    Depreciation                                                                         128,728         130,460
    Amortization and accretion on securities                                             190,154         233,349
    Gain on sale of securities, net                                                           --          (6,191)
    Earnings on cash surrender value life insurance, net                                 (98,605)        (72,784)
    Options expense                                                                      149,374              --
    Gain on sale of loans                                                                (12,733)        (67,226)
    Increase in accrued interest                                                        (206,831)       (292,586)
    Increase in other assets                                                            (249,193)       (666,452)
    (Decrease) Increase in accrued expenses and other liabilities                        (89,859)        466,354
                                                                                    ------------    ------------
 Net cash provided by operating activities                                               646,677         819,588

Investing activities:
   Purchases of securities available-for-sale                                        (12,330,690)    (30,761,032)
   Purchases of securities held to maturity                                             (680,482)             --
   Proceeds from sales of available-for-sale securities                                       --       1,396,477
    Proceeds from payments, maturities and calls of available-for-sale securities      6,951,080      13,457,021
    Proceeds from payments, maturities and calls of held-to-maturity securities           33,042         208,981
   Net increase in loans                                                             (27,565,014)     (8,107,063)
   Proceeds from sales of loans                                                          150,000         955,223
    Net redemption of certificates of deposit at other banks                          (1,200,000)       (853,799)
   Purchase of Bank Owned Life Insurance                                                      --      (1,000,000)
   Purchases of premises and equipment                                                  (812,443)       (147,545)
                                                                                    ------------    ------------
 Net cash used by investing activities                                               (35,454,507)    (24,851,737)

Financing activities:
   Net increase in demand, interest-bearing deposits and savings                      32,367,724      33,369,449
   Net increase in time deposits                                                       2,666,340       5,565,048
    Net proceeds from sale of stock (proceeds from sale of common stock,
        net of costs)                                                                         --         567,871
   Cash paid in lieu of stock splits and dividends                                            --          (4,829)
   Increase in junior subordinated debts                                               5,155,000              --
   Proceeds from new borrowings                                                        7,970,000              --
                                                                                    ------------    ------------
 Net cash provided by financing activities                                            48,159,064      39,497,539
                                                                                    ------------    ------------

Net increase in cash and cash equivalents                                             13,351,234      15,465,390
Cash and cash equivalents at beginning of period                                       9,024,556      11,042,365
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $ 22,375,790    $ 26,507,755
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                                         $  3,853,017    $  1,979,746
   Income taxes                                                                     $    432,000    $    120,000

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

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

                                                                For the three     For the nine
                                                                months ended      months ended
                                                                September 30,     September 30,
                                                                    2005              2005
                                                               --------------    --------------
      Net income as reported                                   $      429,589    $      954,664

      Deduct: Total stock-based
        employee compensation expense determined under fair
        value based method of all awards, net of related tax
        effects                                                $      (42,942)   $      (69,116)
                                                               --------------    --------------
      Pro forma net income                                     $      386,647    $      885,548
                                                               ==============    ==============

      Earnings per share:
      Basic-as reported                                        $         0.18    $         0.40
      Basic-pro forma                                          $         0.18    $         0.38

      Diluted-as reported                                      $         0.18    $         0.38
      Diluted-pro forma                                        $         0.18    $         0.35

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

Results of Operations

         Net income for the three months ended September 30, 2006 was $165,635 compared to $429,589 for the third quarter of 2005. Net income for the nine months ended September 30, 2006 was $605,642 compared to $954,664 for September 30, 2005. For the three months ended September 30, 2006, the Company had income tax expense of $45,824 compared to tax expense of $17,590 in the same quarter of 2005. Income tax expense for the nine months ended September 30, 2006 was $210,291 compared to $234,996 for the same time period in 2005. During 2006, the Company has been able to reduce its tax liability as a result of an increase in tax exempt bonds. At September 30, 2006, the average amount invested in tax exempt bonds was $14,218,499 compared to an average amount invested for the nine months ended September 30, 2005 of $1,927,240.

         Basic earnings per share for the three months ended September 30, 2006 was $0.07 per share compared to $0.18 for the three months ended September 30, 2005. Diluted earnings per share for the three months ended September 30, 2006 and 2005 was $0.07 and $0.18, respectively. Basic earnings per share for the nine months ended September 30, 2006 was $0.25 per share compared to $0.40 for 2005. Diluted earnings per share for the nine months ended September 30, 2006 was $0.24 compared to $0.38 for 2005.

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

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2006 and 2005:

                                               September 30, 2006                               September 30, 2005
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

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended September 30, 2006 and 2005:

                                               September 30, 2006                               September 30, 2005
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

                                                         For the nine months ended September 30,
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

Capital Resources

         Total shareholders' equity at September 30, 2006 was $16,520,567 compared to $15,574,101 at December 31, 2005. The increase was primarily from the net income for the nine months ended September 30, 2006 of $605,642. Due to an improvement in market value on investments the accumulated other comprehensive income, net of tax increased by $191,450.

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

                                                                                                        To be
                                                                                                   well-capitalized
                                                                                                     under prompt
                                                     Actual                 For capital            corrective action
                                                                         adequacy purposes            provisions
                                             ----------------------    ----------------------    ----------------------
                                               Amount       Ratio        Amount       Ratio        Amount       Ratio
                                             ----------    --------    ----------    --------    ----------    --------
As of September 30, 2006:
Company:
   Total capital (to risk weighted assets)     $23,401       15.5%       $12,039        8.0%           N/A        N/A
   Tier 1 capital (to risk weighted assets)    $22,042       14.6%       $ 6,019        4.0%           N/A        N/A
   Tier 1 capital (to average assets)          $22,042       11.0%       $ 8,025        4.0%           N/A        N/A
Bank:
   Total capital (to risk weighted assets)     $20,740       13.8%       $12,039        8.0%       $15,048       10.0%
   Tier 1 capital (to risk weighted (assets)   $19,319       12.8%       $ 6,019        4.0%       $ 9,029        6.0%
   Tier 1 capital (to average assets)          $19,319        9.7%       $ 7,972        4.0%       $ 9,965        5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)     $17,404       15.1%       $ 9,224        8.0%           N/A         N/A
   Tier 1capital (to risk weighted assets)     $16,281       14.1%       $ 4,612        4.0%           N/A         N/A
   Tier 1 capital (to average assets)          $16,281        9.8%       $ 6,683        4.0%           N/A         N/A
Bank:
   Total capital (to risk weighted assets)     $16,304       14.1%       $ 9,224        8.0%       $11,530       10.0%
   Tier 1capital (to risk weighted assets)     $15,181       13.2%       $ 4,612        4.0%       $ 6,918        6.0%
   Tier 1 capital (to average assets)          $15,181        9.1%       $ 6,644        4.0%       $ 8,304        5.0%

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


                                               SERVICE 1ST BANCORP

Date: March 13, 2007                           By: /s/ JOHN O. BROOKS
                                                   -----------------------------
                                                   John O. Brooks
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: March 13, 2007                           By: /s/ ROBERT E. BLOCH
                                                   -----------------------------
                                                   Robert E. Bloch
                                                   Executive Vice President and
                                                   Chief financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

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