Form 10-K
period 2006-12-31
SERVICE 1ST BANCORP
filed 2007-04-02
CIK 1225078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________to __________________


                                    000-50323
                            (Commission File Number)


                               SERVICE 1ST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      State of California                              32-0061893
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                 49 W. 10th Street, Tracy, California    95376
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)


       Registrant's telephone number, including area code: (209) 830-6995


Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                              Title of Each Class
                           ---------------------------
                           Common Stock (No Par Value)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $33,444,279.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 30, 2007, the registrant had 2,388,739 shares of its common stock outstanding.

Documents incorporated by reference: The registrant's proxy statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

The Index to Exhibits is located at page 84.

                                      INDEX
                TO SERVICE 1ST BANCORP ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2006

Part I                                                                      Page

Item 1      Business                                                         2
Item 1A     Risk Factors                                                     13
Item 1B     Unresolved Staff Comments                                        15
Item 2      Properties                                                       15
Item 3      Legal Proceedings                                                16
Item 4      Submission of Matters to a Vote of Security Holders              16

Part II

Item 5      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               16
Item 6      Selected Financial Data                                          19
Item 7      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       20
Item 7A     Quantitative and Qualitative Disclosures About Market Risk       40
Item 8      Financial Statements and Supplementary Data                      43
Item 9      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        76
Item 9A     Controls and Procedures                                          76
Item 9B     Other Information                                                76

Part III

Item 10     Directors, Executive Officers, and Corporate Governance          77
Item 11     Executive Compensation                                           77
Item 12     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      77
Item 13     Certain Relationships and Related Transactions, and
              Director Independence                                          77
Item 14     Principal Accounting Fees and Services                           77

Part IV

Item 15     Exhibits and Financial Statement Schedules                       77

Signatures                                                                   82

Exhibit Index                                                                84

10.29       Lease option exercise letter dated September 12, 2006,
             related to 60 West 10th Street, Tracy, CA 95376                 85
23.1        Consent of Vavrinek, Trine, Day & Co., LLP                       86
31.1        Certifications of Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                   87
31.2        Certifications of the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                   88
32.1        Certifications of Chief Executive Officer and Chief
             Financial Officer pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                      89

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

GENERAL DEVELOPMENT OF BUSINESS

         Service 1st Bancorp (the "Company") is a California corporation, incorporated on January 23, 2003 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2003. The Bank is locally owned and operated and serves the individuals, small and medium-sized businesses, municipalities and professionals located in and adjacent to the cities of Stockton, Tracy, Lodi and adjacent communities in San Joaquin County. On July 7, 2006, the Company organized Charter Services Group, Inc., a California corporation ("Charter"), as a wholly-owned subsidiary. Charter will provide consulting services primarily related to start-up (de novo) bank formations. Charter will conduct its operations from its headquarters office located at 1901 W. Kettleman Lane, Suite 102, Lodi, California 95242.

         The Company's administrative office is located at 49 West 10th Street, Tracy, California 95376.

         The Bank conducts operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219, 60 West 10th Street, Tracy, California 95376, and 1901 W. Kettleman Lane, Suite 100, Lodi, California 95242. These offices are open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and from 9:00 a.m. to 6:00 p.m. on Friday.

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

         As of December 31, 2006, the Bank had total loans of $115,171,711 before deducting the allowance for loan losses of $1,429,050 and deferred fees of $234,487. Of the loan total, $23,421,351 were commercial loans, $43,396,795 were real estate loans, $34,248,157 were construction and land development loans, $4,288,022 were agriculture loans, $8,591,815 were leases, and $1,225,571 were consumer loans. Total deposits at December 31, 2006 were $199,955,091. Of the deposit total, $33,848,426 were non-interest-bearing demand deposits, $94,662,249 were interest-bearing demand, money market and savings deposits, and $71,444,416 were interest-bearing time deposits.

         The principal source of the Company's revenues reflected as a percentage of total revenues are: (1) interest and fees on loans 68%; (2) interest on Federal Funds sold 2%; (3) interest on investments 23%; (4) gain on sale and servicing of loans 1%; (5) referral fees on loans 2%; (6) service charges and other fees 2%; (7) earnings on cash surrender value life insurance 1%; and (8) interest on certificates of deposits with other banks 1%.

Employees

         The Company employed 47 people on a full-time equivalent basis as of December 31, 2006.

Website Access

         Information regarding the Company, the Bank, and Charter may be obtained from the Company's website at www.service1stbank.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 reports by Company insiders, including exhibits and amendments thereto, are available free of charge on the Company's website as soon as they are published by the Securities and Exchange Commission through a link to the Edgar reporting system maintained by the Securities and Exchange Commission. To access Company filings, select "Go to Service 1st Bancorp" at the bottom of the Company website page, then select "Click here to view Service 1st Bancorp SEC Filings", followed by selecting "Continue to view SEC Filings" to view or download copies of reports including Form 10-K, 10-Q or 8-K, or select "Click here to view Section 16 Reports," followed by selecting "Continue to view Section 16 Reports," to view or download reports on Forms 3, 4 or 5 of insider transactions in Company securities.

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

         Under the risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and non-cumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a minimum risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

         At December 31, 2006, the Company and the Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company were subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The new rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

Limitations on Dividends

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from its subsidiaries. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5. "Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding cash dividends.

COMPETITION

Competitive Data

         At June 30, 2006, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 94 offices in the cities of Tracy, Stockton, and Lodi, California, where the Bank has three offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2006, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $3,214,279 on an unsecured basis and $5,357,131 on a fully secured basis based on the Bank's regulatory capital and reserves of $21,428,524.

         The Bank's business is concentrated in its service area, which primarily encompasses San Joaquin County. The economy of the Bank's service area is dependent upon government, manufacturing, residential construction, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2006, there were 117 operating commercial and savings bank offices in San Joaquin County with total deposits of $7,294,211,000. There is no meaningful comparison for 2005 deposit data. During 2005, a major financial institution included the deposits of its money desk. These deposits are no longer included in the San Joaquin County data. The Bank held a total of $160,716,000 in deposits, representing approximately 2.20% of total commercial and savings banks deposits in San Joaquin County as of June 30, 2006.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that will be effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits.

         The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C. At June 30, 2006, Risk Category I would have included approximately 95% of all insured institutions.

         Based upon the current risk-based assessment rate schedule, Service 1st Bank's current capital ratios and levels of deposits, Service 1st Bank does not anticipate a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2007 from that in 2006.

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

         Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as Service 1st Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

         The Patriot Act contains various provisions in addition to Sections 313(a) and 312 that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and Service 1st Bank are not currently aware of any account relationships between Service 1st Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act.

         Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 2, 2006, after temporary extensions of the Patriot Act, Congress passed the "USA Patriot Act Improvement and Reauthorization Act of 2005," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to "roving surveillance" and production of business records.

         The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the SEC pursuant to the Act include the following:

         o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
         o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
         o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
         o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
         o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
         o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.
         o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert."
         o A prohibition on insider trading during pension plan black-out periods.
         o        Disclosure of off-balance sheet transactions.
         o        A prohibition on personal loans to directors and officers.
         o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
         o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
         o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
         o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to a phased-in reduction of the filing deadline for Form 10-K reports and Form 10-Q reports.
         o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
         o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

         The Company's securities are not currently listed on the Nasdaq Stock Market and trading activity is reported on the OTC Bulletin Board. Consequently, the Company is not currently required to comply with Nasdaq listing standards in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act. However, if the Company lists its common stock for trading on the Nasdaq Stock Market in the future, the Company would be required to comply with the Nasdaq listing rules in effect at that time, which may include additional standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

         The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

         Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

         o The name of the a company's independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
         o The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;
         o A description of any loans made to a director at a "preferential" loan rate during the company's two most recent fiscal years, including the amount and terms of the loans;
         o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
         o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
         o A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

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

Item 1A. Risk Factors.

         The Company and its subsidiary, Service 1st Bank, conduct business in an environment that includes certain risks described below which could have a material adverse effect on the Company's business, results of operations, financial condition, future prospects and stock price. You are also referred to the matters described under the heading "Cautionary Statements Regarding Forward-Looking Statements," in Part I, Item 1 and Part II, Item 7 of this report on Form 10-K for additional information regarding factors that may affect the Company's business.

         o Service 1st Bancorp's business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

         Changes in the interest rate environment may reduce the Company's net interest income. It is expected that the Company will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize the Company's interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest spread, asset quality, loan origination volume and overall profitability.

         o Service 1st Bancorp's subsidiary, Service 1st Bank, faces strong competition from financial service companies and other companies that offer banking services, which can hurt Service 1st Bancorp's business.

         The Company's subsidiary, Service 1st Bank, conducts banking operations principally in Northern California. Increased competition in Service 1st Bank's market may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by Service 1st Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, Service 1st Bank's competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If Service 1st Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company's results of operations, financial condition and future prospects.

         o Changes in economic conditions could result in an economic downturn in Northern California which could adversely affect Service 1st Bancorp's business.

         The Company's business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company's control. A deterioration in economic conditions locally, regionally or nationally including as the result of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company's business:

         o loan delinquencies and defaults may increase; o problem assets and foreclosures may increase;
         o        demand for the Company's products and services may decline;
         o        low cost or non-interest bearing deposits may decrease; and
         o collateral for loans may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans.
         o Service 1st Bancorp has a concentration risk in real estate related loans.

         At December 31, 2006, approximately 67.4% of the Company's loan and lease portfolio consisted of real estate related loans. Substantially all of the Company's real property collateral is located in its operating markets in Northern California. A substantial decline in real estate values in the Company's primary market areas could occur as a result of an economic downturn, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. Those events could necessitate a significant increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

         o Service 1st Bancorp is subject to extensive regulation, which could adversely affect its business.

         The Company's operations are subject to extensive regulation by state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company's results of operations, financial condition, or future prospects.

         o Service 1st Bank's allowance for loan and lease losses may not be adequate to cover actual losses.

         Like all financial institutions, Service 1st Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect Service 1st Bank's and therefore the Company's operating results. Service 1st Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond Service 1st Bank's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review Service 1st Bank's loans and leases and allowance for loan and lease losses. Although we believe that Service 1st Bank's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

         o Service 1st Bancorp's and Service 1st Bank's operations are dependent upon key personnel.

         The future prospects of the Company will be highly dependent on its directors, executive officers and other key personnel. The success of the Company will, to some extent, depend on the continued service of its directors and continued employment of the executive officers, in addition to the Company's ability to attract and retain experienced banking professionals to serve the

Company and the Bank in other key positions. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company and Service 1st Bank.

         o Technology implementation problems or computer system failures could adversely affect Service 1st Bancorp and Service 1st Bank.

         The Company's future prospects will be highly dependent on the ability of Service 1st Bank to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically. The Bank's ability to compete will depend upon it ability to continue to adapt technology on a timely and cost-effective basis to meet such demands. In addition, the business and operations of the Company and the Bank will be susceptible to adverse effects from computer failures, communication and energy disruption, and the activities of unethical individuals with the technological ability to cause disruptions or failures of the Bank's data processing system.

         o Information security breach or other technology difficulties could adversely affect Service 1st Bancorp and Service 1st Bank.

         The Company and the Bank cannot be certain that implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security. The Bank will rely on the services of various vendors who provide data processing and communication services to the banking industry. Nonetheless, if information security is compromised or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company and Bank could be exposed to claims from its customers as a result. The occurrence of any of these events could adversely affect the Company's results of operations, financial condition, prospects, and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         The Company's administrative office consists of approximately 1,800 square feet on the ground floor of a one story building located in downtown Tracy and is leased from May 1, 2005 through April 30, 2010. There are no options to renew this lease. The current monthly lease rate is $2,900 subject to a 4% adjustment on each anniversary of the commencement of the lease.

         The Bank conducts operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219, 60 West 10th Street, Tracy, California 95376, and 1901 W. Kettleman Lane, Suite 100, Lodi, California 95242.

         The Bank's Stockton office consists of approximately 4,715 square feet on the ground floor of an office building located adjacent to Interstate Highway 5 and is leased from October 1, 2002 to September 30, 2009. There are two five-year options to extend the lease term. The current monthly lease rate is $10,840, subject to a 3% annual adjustment. The monthly rate during the extended term will be the fair market rental value of the premises at the commencement of the extended term.

         The Bank's Tracy office consists of approximately 7,500 square feet of space on the ground floor and second floor of a two-story building located in downtown Tracy. The original lease from February 15, 2000 to February 28, 2007, with two five-year options has been extended by the exercise of the first five-year option to extend the lease term to February 28, 2012. The current monthly lease rate is $8,625, subject to increase as specified in the lease option exercise letter dated September 12, 2006.

         The Bank's Lodi office consists of approximately 9,580 square feet on the first floor of a two story office building and is leased from January 1, 2006 through December 31, 2015. There are two five year options to extend the lease. The monthly rental will be $19,570, subject to a 3% annual adjustment. The monthly rate during the extended term will be adjusted at the commencement of each extension to the fair market rental value for comparable buildings in

San Joaquin County at the time of such extension. The Bank has subleased 910 square feet to the Company's subsidiary, Charter Services Group, Inc. The monthly rental is $1,781.00.

         Charter conducts is operations at an office located at 1901 W. Kettleman Lane, Suite 102, Lodi, California 95242. The office consists of approximately 910 square feet. The lease agreement is on a month-to-month basis with the Bank.

         Management believes that the facilities are appropriate and adequate for the operation of the business as it is currently structured. The foregoing lease descriptions are qualified in their entirety by reference to the lease agreements listed in Item 15 as exhibits to this Annual Report on Form 10-K.

 ITEM 3. LEGAL PROCEEDINGS

         The Bank is not a party to any pending legal or administrative proceedings other than ordinary routine litigation incidental to the Bank's business involving the Bank or any of its property, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

         There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange and is not quoted by The Nasdaq Stock Market. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SVCF." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Total shares and prices per share have been adjusted retroactively to reflect a three-for-two stock split payable on September 29, 2005. As of March 30, 2007, there were 2,388,739 shares of the Company's common stock outstanding. The Company's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, by the filing of the Company's registration statement on Form 8-A with the SEC on June 26, 2003. Vanguard Capital and Wells Fargo Van Kasper have facilitated trades in the Company's common stock. The high and low bid quotations for the Company's common stock for each full quarterly period of the Company's operations for the last two years is listed in the chart shown below.

            Calendar Year                          High                 Low
            -------------                         -------             -------
               2006
            First Quarter                         $ 23.00             $ 15.25
            Second Quarter                        $ 18.00             $ 17.00
            Third Quarter                         $ 27.00             $ 17.65
            Fourth Quarter                        $ 22.00             $ 19.25

               2005
            First Quarter                         $ 11.67             $  7.83
            Second Quarter                        $ 15.17             $ 11.67
            Third Quarter                         $ 19.33             $ 15.17
            Fourth Quarter                        $ 20.00             $ 16.00

The high and low bid quotations for the Company's common stock were $18.00 and $18.50 as of March 29, 2007.

Holders

         At March 30, 2007, there were approximately 725 shareholders of the Company's common stock. There are no other classes of equity shares of the Company outstanding.

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

Stock Repurchases

         The Company did not repurchase shares of its common stock during the fourth quarter of the year ended December 31, 2006, and has not repurchased shares of its common stock at any time since its incorporation.

PERFORMANCE GRAPH

         The following graph compares the performance of Service 1st Bancorp's common shares to the Nasdaq Stock Market Total Return Index and the Nasdaq Bank Stock Index during the last five years. The graph shows the value of $100 invested in Service 1st Bancorp common stock and both indices on December 31, 2001 and the change in the value of Service 1st Bancorp's common shares compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.


                               SERVICE 1ST BANCORP
                             [GRAPHIC CHART OMITTED]

                            Total Return Performance



                                                                   Year Ending
                                 ------------------------------------------------------------------------------
Index                                 12/31/01    12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
---------------------------------------------------------------------------------------------------------------
Service 1st Bancorp                    100.00      100.00       152.44       162.67       267.71       303.15
Nasdaq Composite                       100.00       68.47       102.71       111.53       113.06       123.82
Nasdaq Bank                            100.00      104.52       135.80       150.72       144.19       160.07

ITEM 6.  SELECTED FINANCIAL DATA

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of December 31, 2006, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County, The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. The Company also has a wholly-owned subsidiary, Charter Services Group, Inc., which provides consulting services to start-up (de novo) banks.

         The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Financial Statements included in this Annual Report. Reference should be made to the financial statements and notes thereto for additional detailed information. All per share data has been retroactively restated to reflect stock dividends and stock splits.

SELECTED FINANCIAL DATA

                                                           2006             2005             2004
                                                      -----------------------------------------------
Interest Income                                       $  12,723,496    $   8,479,233    $   6,185,694

Interest Expense                                          5,772,931        2,853,899        1,878,809
                                                      -----------------------------------------------
Net interest Income                                       6,950,565        5,625,334        4,306,885

Provision for loan loss                                     300,000          165,000          125,000
                                                      -----------------------------------------------
Net Interest Income After Provision for Loan Losses       6,650,565        5,460,334        4,181,885

Non-interest Income                                         806,295          686,843          981,098

Non-interest Expense                                      6,310,574        4,579,562        3,999,005
                                                      -----------------------------------------------
Income before Provision for Taxes                         1,146,286        1,567,615        1,163,978

Tax Expense (Credit)                                        299,165          144,996         (250,000)
                                                      -----------------------------------------------
Net Income                                            $     847,121    $   1,422,619    $   1,413,978
                                                      ===============================================
Net Income Per Share - Basic                          $         .35    $         .60    $         .81

Net Income Per Share - Diluted                        $         .33    $         .56    $         .78

Return on Average Assets                                        .44%             .90%            1.12%

Return on Average Equity                                       5.37%            9.42%           15.76%

Average Equity to Average Assets                               8.16%            9.53%            7.13%

Average Loans to Average Deposits                             62.75%           52.21%           53.68%

Total Assets as of December 31,                       $ 227,220,390    $ 169,329,270    $ 137,172,635

Total Deposits as of December 31,                     $ 199,955,091    $ 151,141,667    $ 122,108,582

Net Interest Margin                                            3.82%            3.88%            3.74%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

         Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results and shareholder values may differ significantly from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

EARNINGS OVERVIEW

         For the year ended December 31, 2006, the Company reported net income of $847,121 or $0.35 basic and $0.33 diluted earnings per share, compared with the net of income of $1,422,619 or $0.60 basic and $0.56 diluted earnings per share for the year ended December 31, 2005 and $1,413,978 or $0.81 basic and $0.78 diluted earnings per share for the year ended December 31, 2004. The decline in net income for 2006 resulted primarily from an increase in salary expense, occupancy expense, advertising, and promotional expense. The increase in salary expense included $121,810 in stock-based compensation. There was no comparable expense in 2005 or 2004.

         During 2006, the Company's subsidiary, Service 1st Bank (the "Bank), opened a new branch office in Lodi, California and the Company organized a new wholly-owned subsidiary, Charter Services Group, Inc. The Bank hired a staff of six new employees at the beginning of 2006 to be trained for the opening of the new Lodi branch office and hired a branch manager for its Stockton branch office. The Lodi branch office opened on August 14, 2006.

         The increase in occupancy expense for 2006 was primarily due to rental expense related to the Lodi branch office. Occupancy expense increased significantly during 2006 to $641,177 compared to $329,017 in 2005. Occupancy expense related to the Lodi branch office is $258,957. There was no comparable occupancy expense for the Lodi branch office in 2005. Advertising and promotion expense increased as a result of an extensive marketing campaign to promote and differentiate the Bank from competitors.

         The Company had net income of $1,422,619 for the year ended December 31, 2005, representing an improvement of $8,641 compared to net income of $1,413,978 in 2004. The Company's earnings before income taxes increased by $403,637. This gain was offset by an increase in income taxes of $394,996. In 2004, the Company had not fully recaptured its net operating loss carry-forward. In 2004, the Company had a tax benefit of $250,000 compared to income tax expense of $144,996 in 2005.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing the net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates. Beginning in July 2004 and continuing through June 2006, actions by the Federal Reserve Board to raise interest rates resulted in the prime rate being raised from 4.00% to 8.25%. Historically, the largest source of income for banks is that which is created by net interest income. These increases in rates, specifically as it relates to earning assets that adjust with the prime rate, made it easier to increase the level of the net interest margin. The net interest margin on average interest earning assets decreased from 3.88% for 2005 to 3.82% for 2006.

         Net interest income before provision for loan losses for 2006 was $6,950,565 representing an increase of $1,325,231 or 23.56% from $5,625,334 in
2005. The increase in net interest income for 2006 was primarily attributable to an increase of $37,194,858 in average interest-earning assets from 2005 to 2006. The average rate earned on interest earning assets increased from 5.85% in 2005 to 6.98% in 2006. Interest income in 2006 was $12,723,496 or $4,244,263 greater than the $8,479,233 in 2005. The growth in average interest bearing liabilities was $33,517,489. Interest expense for 2006 was $5,772,931 or $2,919,032 greater than the $2,853,899 in 2005.

         Net interest income before provision for loan losses for 2005 was $5,625,334 representing an increase of $1,318,449 or 30.61% from $4,306,885 in
2004. The increase in net interest income for 2005 was primarily attributable to an increase of $29,849,312 in average interest-earning assets from 2004 to 2005. The average rate earned on interest earning assets increased from 5.37% in 2004 to 5.85% in 2005. Interest income in 2005 was $8,479,233 or $2,293,539 greater than the $6,185,694 in 2004. The growth in average interest bearing liabilities was $16,857,939. Interest expense for 2005 was $2,853,899 or $975,090 greater than the $1,878,809 in 2004.

         The following tables set forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 2006, 2005 and 2004.

                                                         December 31, 2006                         December 31, 2005
                                         -------------------------------------------  -----------------------------------------
                                                                            Average                                    Average
                                            Average          Income/       Yield or      Average          Income/     Yield or
                                           Balance (4)       Expense       Rate Paid    Balance (4)       Expense     Rate Paid
                                         -------------------------------------------  -----------------------------------------
 Interest-earning assets:
 Interest-bearing deposits               $   1,469,855    $      81,322       5.53%   $   2,624,303    $      73,952       2.82%
 Investment securities, taxable             56,510,601        2,609,668       4.62%      58,180,384        2,271,855       3.90%
 Investment securities, non-taxable         15,279,119          549,852       3.60%       3,982,007          149,133       3.75%
 Federal funds sold                          4,863,038          247,675       5.09%       6,225,953          188,098       3.02%
 Loans (1) (2)                             104,063,315        9,234,979       8.87%      73,978,423        5,796,195       7.83%
                                         -------------    -------------               -------------    -------------
    Total interest-earning assets          182,185,928       12,723,496       6.98%     144,991,070        8,479,233       5.85%
                                                          -------------                                -------------

 Allowance for loan losses                  (1,260,870)                                  (1,070,293)
 Cash and due from banks                     3,692,527                                    8,283,607
 Bank premises and equipment                 1,051,835                                      631,980
 Accrued interest receivable                   956,572                                      641,492
 Other assets                                6,844,281                                    4,929,952
                                         -------------                                -------------
    Total assets                         $ 193,470,273                                $ 158,407,808
                                         =============                                =============


 Interest-bearing liabilities:
 Demand deposits                         $  63,060,814        2,199,856       3.49%   $  68,382,714        1,519,486       2.22%
 Savings & money market accounts            21,266,677          588,396       2.77%      15,745,131          200,799       1.28%
 Time deposits                              52,683,301        2,374,854       4.51%      29,852,230        1,122,522       3.76%
 Other borrowings                           10,765,593          609,825       5.66%         278,821           11,092       3.98%
                                         -------------    -------------               -------------    -------------
    Total interest-bearing liabilities     147,776,385        5,772,931       3.91%     114,258,896        2,853,899       2.50%
                                                          -------------                                -------------

 Non-interest bearing demand deposits       28,776,610                                   27,703,879
 Other liabilities                           1,148,399                                    1,341,828
                                         -------------                                -------------
    Total liabilities                      177,701,394                                 143, 304,603
 Shareholders' equity                       15,768,879                                   15,103,205
                                         -------------                                -------------
Total liabilities and shareholders'
       equity                            $ 193,470,273                                $ 158,407,808
                                         =============                                =============
 Net interest income                                      $   6,950,565                                $   5,625,334
                                                          =============                                =============

 Net interest margin on average
   interest earning assets (3)                                                3.82%                                        3.88%

1. Average loan balances include average deferred loan fees of $261,631 and $277,103 for the years ending December 31, 2006 and 2005, respectively.
2. Interest on loans includes fees of $248,683 and $193,744 for the years ending December 31, 2006 and 2005, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
4.   All average balances have been computed using daily balances.


                                                       December 31, 2005                            December 31, 2004
                                         -------------------------------------------  -----------------------------------------
                                                                            Average                                    Average
                                            Average          Income/       Yield or      Average          Income/     Yield or
                                           Balance (4)       Expense       Rate Paid    Balance (4)       Expense     Rate Paid
                                         -------------------------------------------  -----------------------------------------
 Interest-earning assets:
 Interest-bearing deposits               $   2,624,303    $      73,952       2.82%   $     116,762    $       1,578       1.35%
 Investment securities, taxable             58,180,384        2,271,855       3.90%      49,637,505        1,728,347       3.48%
 Investment securities, non-taxable          3,982,007          149,133       3.75%              --               --        n/a
 Federal funds sold                          6,225,953          188,098       3.02%       3,273,068           50,726       1.55%
 Loans (1) (2)                              73,978,423        5,796,195       7.83%      62,114,423        4,405,043       7.09%
                                         -------------    -------------               -------------    -------------
    Total interest-earning assets          144,991,070        8,479,233       5.85%     115,141,758        6,185,694       5.37%
                                                          -------------                                -------------

 Allowance for loan losses                  (1,070,293)                                    (919,509)
 Cash and due from banks                     8,283,607                                    6,889,579
 Bank premises and equipment                   631,980                                      669,141
 Accrued interest receivable                   641,492                                      528,446
 Other assets                                4,929,952                                    3,556,869
                                         -------------                                -------------
    Total assets                         $ 158,407,808                                $ 125,866,284
                                         =============                                =============


 Interest-bearing liabilities:
 Demand deposits                         $  68,382,714        1,519,486       2.22%   $  60,802,105          953,961       1.57%
 Savings & money market accounts            15,745,131          200,799       1.28%      10,562,625           86,999       0.82%
 Time deposits                              29,852,230        1,122,522       3.76%      25,368,950          818,317       3.23%
 Other borrowings                              278,821           11,092       3.98%         667,277           19,532       2.93%
                                         -------------    -------------               -------------    -------------
    Total interest-bearing liabilities     114,258,896        2,853,899       2.50%      97,400,957        1,878,809       1.93%
                                                          -------------                                -------------

 Non-interest bearing demand deposits       27,703,879                                   18,976,237
 Other liabilities                           1,341,828                                      516,162
                                         -------------                                -------------
    Total liabilities                     143, 304,603                                  116,893,356
 Shareholders' equity                       15,103,205                                    8,972,928
                                         -------------                                -------------
Total liabilities and shareholders'
       equity                            $ 158,407,808                                $ 125,866,284
                                         =============                                =============
 Net interest income                                      $   5,625,334                                $   4,306,885
                                                          =============                                =============
 Net interest margin on average
  interest earning assets (3)                                                 3.88%                                        3.39%

1. Average loan balances include average deferred loan fees of $277,103 and $247,048 for the years ending December 31, 2005 and 2004, respectively.
2. Interest on loans includes fees of $193,744 and $154,148 for the years ending December 31, 2005 and 2004, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
4.   All average balances have been computed using daily balances.


Rate/Volume Analysis

                                           2006 over 2005                              2005 over 2004
                                Increase (decrease) due to change in:       Increase (decrease) due to change in:
                             -----------------------------------------    ----------------------------------------
                              Volume (1)(3)   Rate (2)(3)      Total       Volume (1)(3)  Rate (2)(3)     Total
                             -------------------------------------------------------------------------------------
Increase (Decrease) in:
Interest income:
 Interest-bearing deposits
  in banks                   $   (42,365)   $    49,735    $     7,370    $    68,886    $     3,488   $    72,374
 Investment securities,
  taxable                        (67,119)       404,933        337,814        317,962        225,546       543,508
    Investment securities,
        non-taxable              616,636         (9,486)       607,150        225,959             --       225,959
    Taxable equivalent
      adjustment                (209,657)         3,225       (206,432)       (76,826)            --       (76,826)

    Federal funds sold           (48,010)       107,587         59,577         66,943         70,429       137,372

    Loans                      2,589,473        849,311      3,438,784        897,446        493,706     1,391,152
                             -----------    -----------    -----------    -----------    -----------   -----------

       Total                   2,838,958      1,405,305      4,244,263      1,500,370        793,169     2,293,539

Interest Expense:
 Demand, interest-bearing       (126,404)       806,775        680,371        130,575        434,950       565,525

    Savings                       89,884        297,712        387,596         53,385         60,415       113,800

    Time                         993,881        258,451      1,252,332        157,705        146,500       304,205

    Borrowings                   592,070          6,663        598,733        (13,892)         5,452        (8,440)
                             -----------    -----------    -----------    -----------    -----------   -----------

       Total                   1,549,431      1,369,601      2,919,032        327,773        647,317       975,090
                             -----------    -----------    -----------    -----------    -----------   -----------
Increase (Decrease) in
   Net interest income       $ 1,289,527    $    35,704    $ 1,325,231    $ 1,172,597    $   145,852   $ 1,318,449
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

OTHER INCOME

         Total other income was $806,295 for 2006, $686,843 for 2005 and $981,098 for 2004. During 2006, service charges and fees decreased from $323,980 in 2005 to $275,863 in 2006. During 2005, service charges and fees increased from $300,754 in 2004 to $323,980 in 2005. The decrease in service charges, fees, and other income for 2006 was from a decline in revenue on overdrawn accounts and a decline in the placement of certificates of deposit in the secondary market. During 2002, the Bank established a Small Business Administration ("SBA") Department. The Government guarantees a portion of each SBA loan. The guaranteed portion of each SBA loan can be sold in the secondary market and the Bank receives a premium on these sales and servicing revenue. Gains on sales and servicing of the guaranteed portion of SBA loans during 2006 were $102,845 compared to $187,902 in 2005 and $407,779 in 2004. The decline in gains on SBA loan sales was due to the loss of the Bank's SBA loan officer and the Company does not anticipate any growth in this category until a new officer fills that position. The Bank offers loans on single family homes and commercial mortgage loans through third party lenders. The Bank receives fees for packaging loans for third party lenders. These loans are then funded by and become assets of the third party lenders. The fees received on such loans were $275,661 for 2006 compared to $45,285 in 2005 and $149,629 for 2004. During 2006, the Bank
substantially reduced packaging of loans on single family homes and concentrated on packaging commercial mortgage loans to third party lenders. There was no comparable income from loan packaging of commercial mortgage loans during 2005 or 2004.

         The Company purchased key-man life insurance policies on several of its officers. The proceeds received from these policies will fund retirement benefits for executive officers of the Company and the Bank. The earnings on the cash surrender value of life insurance were $153,725 during 2006 compared to $123,485 during 2005 and $113,162 during 2004.

         Gains/losses on the sale of investment securities consisted of a loss of $1,799 for the year ended December 31, 2006, and a gain of $6,191 and $9,774 for the years ended December 31, 2005 and 2004, respectively.

         The major components of other expenses for the years ended December 31, 2006, 2005, and 2004 are listed in the table below.

                                                        2006          2005          2004
                                                     ----------    ----------    ----------
Other expenses:
   Salaries & employee benefits                      $3,564,721    $2,701,793    $2,262,990
   Occupancy expense                                    641,177       329,017       297,813
   Equipment expense                                    237,866       185,313       229,460
   Data Processing and other professional services      625,216       504,024       430,081
   Office supplies and equipment                        178,813       155,880       152,488
   Loan department expense                              191,203       105,734       125,556
   Advertising and promotion                            270,766       139,902        94,791
   Directors fees and expenses                          196,230        93,852        94,155
   FDIC & State assessments                              61,876        82,956        44,611
   Other operating expenses                             342,707       281,091       267,060
                                                     ----------    ----------    ----------
Total other expenses                                  6,310,574    $4,579,562    $3,999,005
                                                     ==========    ==========    ==========

Other expenses as a percentage of average assets           3.26%         2.89%         3.18%

Salaries and Employee Benefits

         Salaries and employee benefits expense for 2006 was $3,564,721, an increase of $862,928 from $2,701,793 in 2005. The primary increase in salaries and employee benefits was from additional staff required to service the growth in the Company. The Company established a new subsidiary; Charter Services Group, Inc., and the Bank opened a new branch office in Lodi during 2006. There was no comparable expense for the Lodi branch office or Charter in 2006. The total salary and employee benefits expense for the Lodi branch office in 2006 was approximately $350,000. Prior to 2006, the Company was not required to expense stock-based compensation on its statement of income. During 2006, the Company recognized $121,810 for stock-based compensation expense on incentive stock options that had been granted to certain employees. Total full-time equivalent employees during 2005 were 39 compared to 31 in 2004. There was a bonus accrual of $120,942 for 2005 and $265,165 for 2004. During May 2003, the Company approved a salary continuation plan for its executive officers. The accrued expense related to the salary continuation plan for 2005 was $217,554 compared to $161,327 for 2004.

Occupancy Expense

         Occupancy expense was $641,177 in 2006, $329,017 in 2005 and $297,813 in 2004. The increase in expense from 2005 to 2006 was primarily related to the expense for the new Lodi branch office. The occupancy expense for the Lodi branch office was $258,957 for 2006. The increase in expense for 2005 compared to 2004 was primarily from cost of living adjustments on existing leases. During April 2005, the Company leased an administrative office in Tracy, California. The rent on this lease for 2005 was $22,500. There was no lease expense for this office during 2004.

Equipment Expense

         Equipment expense in 2006 was $237,866 compared to $185,313 in 2005 and $229,460 in 2004. The increase in equipment expense was primarily related to the expense from the new Lodi branch office of $25,039. The depreciation on equipment expense decreased $19,290 from 2004 to 2005. The primary reason for the decrease was because certain furniture and equipment are currently still in use and are fully depreciated. In addition, new computers have been purchased at a cost less than the computers being replaced. Equipment rental expense declined $17,055 from 2004 to 2005. The reason for the decline was because the lease agreement related to the Company's copy machines terminated during 2004 and the Company purchased new machines.

Data Processing and Other Professional Services

         Data processing and other professional services for 2006 were $625,216 compared to $504,024 in 2005 and $430,081 in 2004. The increase in expense from 2005 to 2006 was primarily related to services provided by consultants. During 2006, the Company incurred costs to assist it with the preparation of a disaster recovery procedures manual. The Company also paid approximately $50,000 to a recruitment agency to find new employees. The increase in expense from 2004 to 2005 was a result of the growth in data processing and item processing to service the growth of the Company.

Office Supplies and Equipment

         Office supplies and equipment expenses were $178,813 in 2006 compared to $155,880 in 2005 and $152,488 for 2004. The increase in expense was related to the expansion of the Bank.

Loan Department Expense

         Loan department expense for 2006 was $191,203 compared to $105,734 for 2005 and $125,556 for 2004. The provision for the reserve for loan losses on undisbursed loans was $12,000 for 2006 compared to $10,000 for 2005 and $40,000 for 2004. No reserves had been set-up for undisbursed loans prior to 2004. The Bank has sold the guaranteed portion on loans to other third parties but continues to service these loans. The loan servicing expense was $160,373 in 2006 compared to $68,436 in 2005 and $55,980 in 2004. The increase in loan servicing expense for 2006 is related to the early payoff of loans that the Company was servicing. When the Company sells loans but retains the servicing, the Company amortizes the loan servicing fees over the estimated life of the loan. If the loan pays off early, the remaining unamortized servicing asset is expensed. During 2006, several loans paid off early.

Advertising and Promotion Expense

         Advertising and promotion expense in 2006 was $270,766 compared to $139,902 in 2005 and $94,791 in 2004. The increases in expense related to promoting the growth of the Bank.

Directors Fees and Expenses

         The Company does not pay director fees to employee directors. Director fees and expenses for 2006 were $196,230 compared to $93,852 in 2005 and $94,155 in 2004. The primary increase in expense was from $77,640 associated with stock-based compensation expense for options granted to directors. Prior to 2006, the Company was not required to reflect a cost related to stock options granted to directors on its income statement. Beginning in 2006, the Company was required to reflect this cost on its income statement in accordance with SFAS No. 123R.

FDIC and State Assessments

         FDIC and California Department of Financial Institutions assessments were $61,876 in 2006 compared to $82,956 in 2005 and $44,611 in 2004.

Other Operating Expense

         Other operating expenses in 2006 were $342,707 compared to $281,091 in 2005 and $267,060 in 2004. The increase is related to the growth of the Company.

Provision for Income Taxes

            During 2005, the Company utilized all of its remaining net operating loss carry-forwards. Total income tax expense for 2006 was $299,165 compared to $144,996 in 2005 and a tax benefit of $250,000 during 2004.

Provision and Allowance for Loan Losses

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentration, specific problem loans, commitments, and current economic conditions that may affect the borrowers' ability to pay.

         The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $300,000 in 2006, $165,000 in 2005 and $125,000 in 2004.

Summary of Loan Loss Experience

         The following table summarizes the changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                              For the Year Ended December 31,
                                                     ------------------------------------------------
                                                         2006              2005             2004
                                                     -------------     -------------    -------------
Outstanding Loans:
    Average for the Year                             $ 104,063,315     $  73,978,423    $  62,114,423
    End of the Year                                  $ 115,171,711     $  83,964,728    $  69,578,484
Allowance For Loan Losses:
Balance at Beginning of Year                         $   1,123,494     $     963,000    $     838,000
Actual Charge-Offs:
    Commercial                                                  --             4,506               --
    Consumer                                                    --                --               --
    Real Estate                                                 --                --               --
                                                     -------------     -------------    -------------
Total Charge-Offs                                               --             4,506               --
Less Recoveries:
    Commercial                                                  --                --               --
    Consumer                                                 5,556                --               --
    Real Estate                                                 --                --               --
                                                     -------------     -------------    -------------
Total Recoveries                                             5,556                --               --
                                                     -------------     -------------    -------------
Net Loans (Recoveries) Charged-Off                          (5,556)            4,506               --
Provision for Loan Losses                                  300,000           165,000          125,000
                                                     -------------     -------------    -------------
Balance at End of Year                               $   1,429,050     $   1,123,494    $     963,000
                                                     =============     =============    =============
Ratios:
Net Loans (Recovered) Charged-Off to Average Loans            (.01%)             .01%               0%
Allowance for Loan Losses to Total Loans                      1.24%             1.34%            1.38%
Net Loans (Recovered) Charged-Off to Beginning
    Allowance for Loan Losses                                 (.49%)             .47%               0%
Net Loans (Recovered) Charged-Off to Provision
    for Loan Losses                                          (1.85%)            2.73%               0%
Allowance for Loan Losses to Nonperforming Loans            328.41%           363.29%        1,234.62%

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

         The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                                             2006                       2005                       2004
---------------------------------   -----------------------    -----------------------    ------------------------
Loan category                         Amount       Percent       Amount       Percent       Amount        Percent
---------------------------------   ----------   ----------    ----------   ----------    ----------    ----------
Construction and land development   $      310        29.74%   $      459        40.88%   $      333    $    22.27%
Real estate                                445        37.68%          312        27.78%          346         50.74%
Commercial                                 438        20.34%          315        28.05%          217         21.16%
Agriculture                                 35         3.72%           10          .89%            8          2.80%
Consumer                                   108         1.06%           27         2.40%           59          3.03%
Leases                                      93         7.46%           --           --            --            --
                                    ----------   ----------    ----------   ----------    ----------    ----------
   Total gross loans                $    1,429       100.00%   $    1,123       100.00%   $      963        100.00%
                                    ==========   ==========    ==========   ==========    ==========    ==========

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

NONPERFORMING ASSETS

         The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollars in thousands):

                                                                         December 31,
                                                           ---------------------------------------
                                                              2006           2005           2004
                                                           ----------     ----------     ----------
Loans 90 Days Past Due and Still Accruing                  $       --     $      255     $       --

Nonaccrual Loans                                                  435             54             78
                                                           ----------     ----------     ----------
Total Nonperforming Loans                                         435            309             78

Other Real Estate Owned                                            --             --             --
                                                           ----------     ----------     ----------
Total Nonperforming Assets                                 $      435     $      309     $       78
                                                           ==========     ==========     ==========

Non performing Loans as a Percentage of Total Loans               .38%           .37%           .11%
Allowance for Loan Loss as a Percentage of
   Nonperforming Loans                                         328.41%        363.29%      1,234.62%
Nonperforming Assets as a Percentage of Total Assets              .19%           .18%           .06%

         Nonaccrual loans are generally past due 90 days or are loans as to which the principal may not be collectible. Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

         The $435,147 in nonperforming loans held by the Bank at December 31, 2006 consisted of two loans. One of the loans in the amount of $404,427is guaranteed by the Small Business Administration for $303,320. The Bank does not currently anticipate that there will be any significant losses associated with the two nonperforming loans.

BALANCE SHEET ANALYSIS

         Total assets of the Company at December 31, 2006 were $227,220,390 compared to $169,329,270 in 2005 and $137,172,635 in 2004, representing an increase of 34.2% and 23.4%, respectively. The growth of the Company was a result of an aggressive action plan to gain market share and from increased market recognition.

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

         Investment securities increased to $86,143,722 at December 31, 2006 compared to $68,809,971 at December 31, 2005 and to $52,289,125 at December 31, 2004. This represents an increase of $17,333,751 or 25.2% as of 2006 as compared to 2005. The increase in investments is available for liquidity and pledging purposes.

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2006.

                                                    Gross           Gross         Estimated
                                    Amortized     Unrealized      Unrealized        Fair           Average
                                       Cost         Gains           Losses          Value          Yields
                                   -----------   ------------    ------------    ------------    ----------
Available-for-Sale Securities:
  U.S. Government Agencies        $ 39,415,380   $     63,385    $   (294,940)   $ 39,183,825          4.97%
  State and public subdivisions     19,522,737         38,074         (74,787)     19,486,024          3.92%
  Asset backed-securities            7,280,691          3,946        (133,943)      7,150,694          4.90%
  Mortgage backed-securities        15,138,808         12,460        (314,084)     14,837,184          4.41%
  Short-term mutual funds              500,000             --              --         500,000          5.38%
                                   -----------   ------------    ------------    ------------
                                  $ 81,857,616   $    117,865    $   (817,754)   $ 81,157,727          4.61%
                                  ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies        $  2,468,485   $         --    $    (17,659)   $  2,450,826          6.44%
  State and public subdivisions      2,313,410        119,689         (12,909)      2,420,190          4.58%
  Asset backed-securities               14,526             --              --          14,526          6.30%
  Mortgage backed-securities           189,574          2,567             (57)        192,084          5.79%
                                   -----------   ------------    ------------    ------------
                                  $  4,985,995   $    122,256    $    (30,625)   $  5,077,626          5.55%
                                  ============   ============    ============    ============

         The following table sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more, and total losses as of December 31, 2006 (dollar amounts in thousands).

                                    Less than Twelve Months        Twelve Months or More                 Total
                                  ---------------------------   ---------------------------   ---------------------------
                                     Gross        Estimated         Gross        Estimated       Gross        Estimated
                                   Unrealized       Fair          Unrealized       Fair        Unrealized        Fair
                                     Losses         Value           Losses         Value         Losses          Value
                                  ------------   ------------   ------------   ------------   ------------   ------------
U.S. Government
Agencies                          $        (32)  $      8,951   $       (281)  $     19,219   $       (313)  $     28,170

State and
Political
Subdivisions                               (46)         6,518            (40)         5,635            (86)        12,153

Asset-Backed
Securities                                  (1)           451           (133)         6,497           (134)         6,665

Mortgage-Backed
Securities                                  (1)           168           (314)        12,580           (315)        13,031
                                  ------------   ------------   ------------   ------------   ------------   ------------
                                  $        (80)  $     16,088   $       (768)  $     43,931   $       (848)  $     60,019
                                  ============   ============   ============   ============   ============   ============

         As of December 31, 2006, the Company had 279 investment securities with an estimated fair value decline of .70% from the Company's amortized cost. Management evaluates investment securities for other than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines in fair value are deemed to be other than temporary.

         The scheduled maturities of securities available-for-sale and held-to-maturity as of December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Available-for-Sale                        Held-to-Maturity
                                -------------------------------------    -------------------------------------
                                                             Weighted                                 Weighted
                                 Amortized       Fair        Average      Amortized       Fair        Average
                                   Cost          Value       Yields         Cost          Value       Yields
                                -----------   -----------   ---------    -----------   -----------   ---------
Due in one year or less         $ 6,525,000   $ 6,494,339        4.35%   $        --   $        --         N/A
After one year to five years     11,570,744    11,418,675        4.52%            --            --         N/A
After five years to ten years    12,090,967    12,014,787        5.72%       500,000       493,453        7.00%
After ten years                  30,319,612    30,307,407        5.74%     4,296,421     4,392,088        6.61%
Mortgage-backed securities       21,351,293    20,922,519        4.60%       189,574       192,085        5.96%
                                -----------   -----------                -----------   -----------
                                $81,857,616   $81,157,727        5.11%   $ 4,985,995   $ 5,077,626        6.63%
                                ===========   ===========                ===========   ===========

         Listed below are the issuers that the Company owns an aggregated book value and market value of the securities of such issuer, which exceed ten percent of shareholders' equity.

                                                                          Amortized       Fair
                                                                             Cost         Value
                                                                         -----------   -----------
              Federal National Mortgage Association                      $14,455,530   $14,382,867
              Federal Home Loan Mortgage Corporation                     $ 5,912,295   $ 5,891,286
              Federal Home Loan Bank                                     $18,029,223   $17,913,082

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2005.

                                                    Gross           Gross         Estimated
                                    Amortized     Unrealized      Unrealized        Fair          Average
                                      Cost          Gains           Losses          Value         Yields
                                   -----------   ------------    ------------    ------------    --------
Available-for-Sale Securities:
  U.S. Government Agencies        $ 30,207,518   $         11    $   (550,676)   $ 29,656,853        3.96%
  State and public subdivisions     11,755,328          3,437        (140,036)     11,618,729        3.72%
  Asset-backed securities            8,645,767            276        (161,611)      8,484,432        4.74%
  Mortgage-backed securities        18,488,944          5,762        (380,789)     18,113,917        3.94%
                                   -----------   ------------    ------------    ------------
                                  $ 69,097,557   $      9,486    $ (1,233,112)   $ 67,873,931        4.01%
                                  ============   ============    ============    ===========

Held-to-Maturity Securities:
  State and public subdivisions   $    623,646   $     19,382    $         --    $    643,028        4.84%
  Asset-backed securities               82,721            414          83,135                        7.06%
  Mortgage-backed securities           229,673          3,174            (536)        232,311        5.81%
                                   -----------   ------------    ------------    ------------
                                  $    936,040   $     22,970    $       (536)   $    958,474        5.02%
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
                                  ============   ============   ============   ============   ============   ============

         As of December 31, 2005, the Company had 193 investment securities with an estimated fair value decline of 1.9% from the Company's amortized cost. Management evaluates investment securities for other than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2005, no declines in value are deemed to be other than temporary.

Loans

         A significant portion of the Company's assets consists of the loan portfolio. Gross loans were $115,171,711 in 2006, $83,964,728 in 2005 and
$69,578,484 at December 31, 2004, respectively. Approximately 78.1 % of the gross loans at December 31, 2006 are adjustable rate loans. Nearly all of the adjustable rate loans are tied to the prime rate. To mitigate the negative effect on earnings from declining interest rates, the Bank included interest rate floors on some of its loans. Once the interest rate on a loan reaches the interest rate floor, the interest rate cannot decline further. The interest rate floors helped to protect net income from declining interest rates, but also creates a lag in the repricing of certain loans as interest rates rise.

         The table below summarizes the composition of the loan portfolio as of December 31, 2006, 2005 and 2004.

                                                2006                           2005                       2004

Loan category                           Amount         Percent         Amount      Percent       Amount        Percent
---------------------------------   -------------    ----------    -------------  ----------   ------------  ----------
Construction and land development   $  34,248,157         29.74%   $  27,787,719       33.09%  $ 15,498,534       22.27%
Real estate                            43,396,795         37.68%      33,672,659       40.11%    35,302,346       50.77%
Commercial                             23,421,351         20.34%      18,109,304       21.57%    14,721,336       21.16%
Leases                                  8,591,815          7.46%              --          --             --          --
Agriculture                             4,288,022          3.72%       1,964,690        2.34%     1,951,225        2.80%
Consumer                                1,225,571          1.06%       2,430,356        2.89%     2,105,043        3.00%
                                    -------------    ----------    -------------  ----------   ------------  ----------
   Total gross loans                  115,171,711        100.00%      83,964,728      100.00%    69,578,484      100.00%

Deferred loan fees and discounts         (234,487)                      (308,102)                  (293,136)
Reserve for possible loan losses       (1,429,050)                    (1,123,494)                  (963,000)

                                    -------------                  -------------               ------------
   Total net loans                  $ 113,508,174                  $  82,533,132               $ 68,322,348
                                    =============                  =============               ============

         The table below summarizes the approximate maturities and sensitivity to changes in interest rates for the loans at December 31, 2006.

                                                  After One Year
                                     Due Within     But Within       After
Loan category                         One Year      Five Years     Five Years       Total
---------------------------------   ------------   ------------   ------------   ------------
Construction and land development   $ 34,001,387   $    246,770   $         --   $ 34,248,157
Real estate                           16,540,357     22,126,353      4,730,085     43,396,795
Commercial                            16,965,337      5,791,635        664,379     23,421,351
Leases                                 1,085,481      2,695,302      4,811,032      8,591,815
Agriculture                            3,280,584      1,007,438             --      4,288,022
Consumer                               1,161,389         37,491         26,691      1,225,571
                                    ------------   ------------   ------------   ------------
   Total gross loans                $ 73,034,535   $ 31,904,989   $ 10,232,187   $115,171,711
                                    ============   ============   ============   ============
Interest rate provision
Predetermined rates                 $  3,121,926   $ 14,625,663   $  7,477,753   $ 25,225,342
Floating or adjustable rates          69,912,609     17,279,326      2,754,434     89,946,369
                                    ------------   ------------   ------------   ------------
                                    $ 73,034,535   $ 31,904,989   $ 10,232,187   $115,171,711
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

         California's economy has not been as robust as in prior years. Construction loans and other real estate secured loans comprise approximately 67.40% of total loans outstanding, which management believes represents a concentration in the loan portfolio. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses which could adversely affect the Company's future prospects, results of operations, overall profitability and the market price of the Company's common stock.

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

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Total nonaccrual loans and loans more than 90 days past due at December 31, 2006 were $435,147, $309,256 at December 31, 2005 and $78,000 at
December 31, 2004.

         At December 31, 2006, there were two loans totaling $435,147 that were considered impaired. There were no loans that were considered troubled debt restructurings. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at December 31, 2006, 2005 and 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                                     December 31,
                                                      ------------------------------------------
                                                          2006           2005           2004
                                                      ------------   ------------   ------------
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family
     residences                                       $      4,580   $      4,442   $      3,325
Commercial real estate, construction and land
     development commitments secured by real estate         17,321         16,475         11,336
Other commitments:
     Commercial loans                                        9,587          7,943          6,027
     Agricultural loans                                      3,774          1,939          2,203
     Unsecured consumer lines of credit                      4,103          2,501          2,580
                                                      ------------   ------------   ------------
Total                                                 $     39,365   $     33,300   $     25,471
                                                      ============   ============   ============

Letters of Credit                                     $      1,242   $      1,596   $        828
                                                      ============   ============   ============

         As of December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2006 are listed in the table below.

           2007                                       $    508,507
           2008                                            525,429
           2009                                            506,311
           2010                                            387,799
           2011                                            384,660
           Thereafter                                    1,170,506
                                                      ------------
           Total                                      $  3,483,212
                                                      ============

Deposits

         Deposits represent the Company's principal source of funds for loans and investments. Deposits are primarily generated from local businesses, government agencies and individuals. Total deposits were $199,955,091 at December 31, 2006 compared to $151,141,667 at December 31, 2005 and $122,108,582
at December 31, 2004. This represents an increase of $48,813,424 or 32.3% at December 31, 2006. Average non-interest bearing demand deposits increased from $27,703,879 at December 31, 2005 to $28,776,610 at December 31, 2006. Total
average balances of money market accounts at December 31, 2006 were $17,871,116 compared to $12,316,407 at December 31, 2005 and $7,590,771 at December 31, 2004. Average balances of certificates of deposit increased from $29,852,230 at December 31, 2005 to $52,683,301 at December 31, 2006.

         The table below reflects the composition of the deposits including average balance and the average rate paid for the years ended December 31, 2006, 2005 and 2004.

Composition of Deposits

                                           2006                        2005                         2004
                                ------------------------    ------------------------    -------------------------
Deposits                           Average       Average       Average       Average      Average        Average
                                   Balance        Rate         Balance        Rate        Balance          Rate
                                ------------   ---------    ------------   ---------    ------------   ----------
Non-interest bearing demand     $ 28,776,610        0.00%   $ 27,703,879        0.00%   $ 18,976,237         0.00%

Interest bearing demand           63,060,814        3.49%     68,382,714        2.22%     60,802,105         1.57%

Money market deposit accounts     17,871,116        3.15%     12,316,407        1.47%      7,590,771         0.89%

Savings accounts                   3,395,561         .74%      3,428,724         .57%      2,971,854         0.66%

Certificates of deposit           52,683,301        4.51%     29,852,230        3.76%     25,368,950         3.23%
                                ------------                ------------                ------------

                                $165,787,402        3.12%   $141,683,954        2.01%   $115,709,917         1.61%
                                ============                ============                ============

         The maturities of time certificates of deposit of $100,000 or more at December 31, 2006 are summarized as follows:

                                                      December 31, 2006
                                                      -----------------
Three months or less                                  $       8,534,358

Over three months through six months                         10,506,426

Over six months through twelve months                         2,946,069

Over one year through three years                               943,474

Over three years                                                104,635
                                                      -----------------

Total                                                 $      23,034,692
                                                      =================

CAPITAL RESOURCES

         The Company's total shareholders' equity was $16,966,834 at December 31, 2006 compared to $15,574,101 at December 31, 2005 and $14,101,671 as of
December 31, 2004. The increase in shareholders' equity was primarily from the current year's net income of $847,121 and a reduction in the accumulated other comprehensive income net of tax of $307,643.

         The Company's capital resources include shareholders' equity plus junior subordinated debt securities (trust preferred securities) and the allowance for loan losses for regulatory purposes, subject to limitations. See
Note 7 of the financial statements in Item 8 for information regarding junior subordinated debt securities.

         The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution's asset base and the risk factors assigned to those assets. The guidelines characterize an institution's capital as being "Tier 1" capital (defined to be principally shareholders' equity less intangible assets) and "Tier 2" capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk-weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital. See the discussion of capital standards and prompt corrective action at pages 4 through 6 for more information regarding capital resources.

          The table below presents the capital and leverage ratios of the Company and the Bank as of December 31, 2006, 2005 and 2004.

                                                         Actual             For capital adequacy     To be well-capitalized
                                                                                  purposes           under prompt corrective
                                                                                                        action provisions
                                                 -----------------------   -----------------------   -----------------------
                                                   Amount        Ratio       Amount        Ratio        Amount      Ratio
                                                 ----------   ----------   ----------   ----------   ----------   ----------
As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)       $   23,801         15.2%  $   12,510          8.0%         N/A          N/A
   Tier 1 capital (to risk weighted assets)      $   17,372         11.1%  $    6,255          4.0%         N/A          N/A
   Tier 1 capital (to average assets)            $   17,372          8.0%  $    8,673          4.0%         N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $   21,519         13.8%  $   12,510          8.0%  $   15,637         10.0%
   Tier 1 capital (to risk weighted assets)      $   20,028         12.8%  $    6,255          4.0%  $    9,382          6.0%
   Tier 1 capital (to average assets)            $   20,028          9.3%  $    8,593          4.0%  $   10,741          5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)       $   17,404         15.1%  $    9,224          8.0%         N/A          N/A
   Tier 1 capital (to risk weighted assets)      $   16,281         14.1%  $    4,612          4.0%         N/A          N/A
   Tier 1 capital (to average assets)            $   16,281          9.8%  $    6,683          4.0%         N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $   16,304         14.1%  $    9,224          8.0%  $   11,530         10.0%
   Tier 1 capital (to risk weighted assets)      $   15,181         13.2%  $    4,612          4.0%  $    6,918          6.0%
   Tier 1 capital (to average assets)            $   15,181          9.1%  $    6,644          4.0%  $    8,304          5.0%

As of December 31, 2004:

Company:
   Total capital (to risk weighted assets)       $   15,256         16.9%  $    7,221          8.0%         N/A          N/A
   Tier 1 capital (to risk weighted assets)      $   14,293         15.8%  $    3,610          4.0%         N/A          N/A
   Tier 1 capital (to average assets)            $   14,293         10.7%  $    5,363          4.0%         N/A          N/A
Bank:
   Total capital (to risk weighted assets)       $   14,248         15.8%  $    7,221          8.0%  $    9,026         10.0%
   Tier 1 capital (to risk weighted assets)      $   13,245         14.7%  $    3,610          4.0%  $    5,415          6.0%
   Tier 1 capital (to average assets)            $   13,245          9.9%  $    5,363          4.0%  $    6,704          5.0%

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the Company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans and letters of credit at December 31, 2006 were approximately $40,607,000. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

         The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, mutual funds, and short-term borrowing lines. At December 31, 2006, the net ratio of available liquidity not pledged for collateral and other purposes to deposits and other short-term borrowings was 17.1% in 2006 compared to 31.4 % in 2005 and 27.7 % in 2004. The ratio of gross loans to deposits, another key liquidity ratio, was 57.6% at year-end 2006 compared to 54.0% at year-end 2005 and 52.7% at year-end 2004.

         The Bank has unused borrowing lines from correspondent banks totaling $45,800,000 and an additional available borrowing line with the Federal Home Loan Bank of San Francisco totaling $13,051,000.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses of the Company. The effects of inflation were not material to the Company's results of operations during the years ended December 31, 2006, 2005 and 2004.

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

Stock-Based Compensation

         The Company previously accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because the Company's 2000 Stock Option Plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense was recognized in the financial statements unless the options were modified after the grant date.

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company adopted FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the year ended December 31, 2006, was $199,260 and $167,277 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the year ended December 31, 2006 would have increased $0.04 and $0.03, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

         The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yields, option life and the risk-free interest rate.

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

Income Taxes

         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recognized. The Company provides a valuation allowance for deferred tax assets when it does not consider recognition of such assets to be more likely than not.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Liquidity and Cash Flow" for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

Interest Rate Risk

         The Company manages its interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk, and capital structure. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, which is comprised of senior executive management, and four independent directors. Two common measures used to monitor interest rate risk are economic value interest rate sensitivity and forecasted net interest income rate sensitivity.

     Economic Value Interest Rate Sensitivity

         Interest rate sensitivity is computed by estimating percentage changes in the economic value of our equity over a range of potential yield curve shocks. Economic value sensitivity is defined as the economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on implied forward market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in economic value sensitivity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates follow implied forward rates.

                                               Projected change in economic
                                                          value
                                          -------------------------------------
Change in interest rates                  December 31, 2006   December 31, 2005
-------------------------                 -----------------   -----------------
100 basis point rise                                  -15.6%               -3.8%
100 basis point decline                                 5.2%                0.6%

         The economic value of portfolio equity sensitivity from December 31, 2005 to December 31, 2006 has shifted due to changes in wholesale rates, a change in the composition of customer loans, leases, investments, and deposits, and shortened wholesale borrowing maturities.

     Forecasted Net Interest Income Interest Rate Sensitivity

         The impact of interest rate changes on the next 12 months' net interest income is measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated using the implied forward curve and for immediate and sustained yield curve shocks.

         The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and pricing behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our Liquid Gold account deposit products are assumed to reprice gradually in response to wholesale rate changes. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the implied forward curve:

                                             Projected change in net interest
                                                         income
                                          -------------------------------------
Change in interest rates                  December 31, 2006   December 31, 2005
-------------------------                 -----------------   -----------------
100 basis point rise                                   4.32%                0.7%
100 basis point decline                                1.12%               -0.3%

         Net interest income sensitivity from December 31, 2005 to December 31, 2006 evolved from a slightly asset-sensitive position to a relatively neutral position.

Equity Market Price Risk

         We are not exposed to equity market risk through our investments in stocks. The only stocks owned are 8,140 shares of FHLB of San Francisco and 400 shares of Pacific Coast Banker's Bank. These stocks are not actively traded on any exchange, but their market value exceeds their cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                     44

Consolidated Balance Sheets                                                 45

Consolidated Statements of Income                                           46

Consolidated Statement of Shareholders' Equity                              47

Consolidated Statements of Cash Flows                                       48

Notes to Financial Statements                                               49


Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

[GRAPHIC OMITTED]                                            [GRAPHIC OMITTED]
   vtd                                                     VALLUE THE DIFFERENCE
                         Vavrinek, Trine, Day & Co., LLP
                   Certified Public Accountants & Consultants


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Service 1st Bancorp

We have audited the accompanying consolidated balance sheets of Service 1st Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service 1st Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Pleasanton, California
March 28, 2007


5000 Hopyard Road, Suite 335                         Pleasanton, CA 94588-3351
          Tel:  925.734.6600    Fax:  925.734.6611      www.vtdcpa.com

FRESNO   o   LAGUNA HILLS   o   PALO ALTO   o   PLEASANTON   o  RANCHO CUCAMONGA
--------------------------------------------------------------------------------


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005

                                     ASSETS
                                                                                       2006             2005
                                                                                   -------------    -------------
Cash and due from banks                                                            $   6,543,416    $   9,024,556
Federal funds sold                                                                    10,616,902               --
                                                                                   -------------    -------------
                                                       Cash and cash equivalents      17,160,318        9,024,556
Certificates of deposit with other banks                                               1,500,000          993,720
Investment securities available for sale                                              81,157,727       67,873,931
Investment securities held to maturity                                                 4,985,995          936,040
Loans, net                                                                           113,508,174       82,533,132
Bank premises and equipment, net                                                       1,388,980          671,450
Cash surrender value of life insurance                                                 3,566,696        3,436,150
Accrued interest receivable                                                            1,461,602          958,001
Other assets                                                                           2,490,898        2,902,290
                                                                                   -------------    -------------
                                                                                   $ 227,220,390    $ 169,329,270
                                                                                   =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                      $  33,848,426    $  27,388,426
   Money market, NOW and savings                                                      94,662,249       85,127,700
   Time deposits under $100,000                                                       48,409,724       13,643,135
   Time deposits $100,000 and over                                                    23,034,692       24,982,406
                                                                                   -------------    -------------
                                                                  Total deposits     199,955,091      151,141,667
Junior subordinated debt securities                                                    5,155,000               --
Other borrowings                                                                       4,000,000        1,030,000
Accrued interest and other liabilities                                                 1,143,465        1,583,502
                                                                                   -------------    -------------
                                                               Total liabilities     210,253,556      153,755,169
Commitments and contingencies - Notes 5 and 9                                                 --               --
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued or outstanding                                                  --               --
   Common stock, no par value, 30,000,000 shares
      authorized;  issued and outstanding, 2,388,739 shares
      at December 31, 2006 and  issued and outstanding,
      2,386,239 shares at December 31, 2005                                           16,023,738       15,992,913
   Additional paid in capital                                                            207,144               --
   Retained earnings                                                                   1,147,067          299,946
   Accumulated other comprehensive income, net of tax                                   (411,115)        (718,758)
                                                                                   -------------    -------------
                                                      Total shareholders' equity      16,966,834       15,574,101
                                                                                   -------------    -------------
                                                                                   $ 227,220,390    $ 169,329,270
                                                                                   =============    =============

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2006, 2005 and 2004

                                                                              2006           2005          2004
                                                                          -----------    -----------   -----------
Interest income:
   Interest and fees on loans                                             $ 9,234,979    $ 5,796,195   $ 4,405,043
   Interest on investment securities                                        3,159,520      2,420,988     1,728,347
   Interest on federal funds sold                                             247,675        188,098        50,726
   Other interest income                                                       81,322         73,952         1,578
                                                                          -----------    -----------   -----------

                                                                           12,723,496      8,479,233     6,185,694
Interest expense:
   Interest expense on deposits                                             5,163,106      2,842,807     1,859,277
   Other interest expense                                                     609,825         11,092        19,532
                                                                          -----------    -----------   -----------
                                                                            5,772,931      2,853,899     1,878,809
                                                                          -----------    -----------   -----------


                                                    Net interest income     6,950,565      5,625,334     4,306,885
Provision for loan losses                                                     300,000        165,000       125,000
                                                                          -----------    -----------   -----------

                    Net interest income after provision for loan losses     6,650,565      5,460,334     4,181,885

Other income:
   Service charges, fees and other income                                     275,863        323,980       300,754
   (Loss) Gain on the sale of investment securities                            (1,799)         6,191         9,774
   Gain on sale and servicing of loans                                        102,845        187,902       407,779
   Referral fees on mortgage loans                                            275,661         45,285       149,629
   Earnings on cash surrender value life insurance                            153,725        123,485       113,162
                                                                          -----------    -----------   -----------
                                                                              806,295        686,843       981,098
Other expenses:
   Salaries and employee benefits                                           3,564,721      2,701,793     2,262,990
   Occupancy expense                                                          641,177        329,017       297,813
   Equipment expense                                                          237,866        185,313       229,460
   Data processing and other professional services                            625,216        504,024       430,081
   Office supplies and equipment                                              178,813        155,880       152,488
   Loan department expense                                                    191,203        105,734       125,556
   Advertising and promotion                                                  270,766        139,902        94,791
   Directors fees and expenses                                                196,230         93,852        94,155
   FDIC and state assessments                                                  61,876         82,956        44,611
   Other operating expenses                                                   342,707        281,091       267,060
                                                                          -----------    -----------   -----------
                                                                            6,310,574      4,579,562     3,999,005
                                                                          -----------    -----------   -----------
                                         Net income before income taxes     1,146,286      1,567,615     1,163,978
Income taxes (benefit)                                                        299,165        144,996      (250,000)
                                                                          -----------    -----------   -----------

                                                             Net income   $   847,121    $ 1,422,619   $ 1,413,978
                                                                          ===========    ===========   ===========
Net income per share - basic                                              $      0.35    $      0.60   $      0.81
                                                                          ===========    ===========   ===========
Net income per share - diluted                                            $      0.33    $      0.56   $      0.78
                                                                          ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2006, 2005 and 2004

                                                                                                        Accumulated
                                        Common Stock         Additional                  Retained           Other         Total
                                  ------------------------    Paid In   Comprehensive    Earnings       Comprehensive  Shareholders'
                                    Shares        Amount      Capital      Income        (Deficit)         Income         Equity
                                  ----------------------------------------------------------------      -----------     -----------
Balance at January 1, 2004         1,155,105   $10,915,069   $      --                  $(2,529,737)    $ ( 102,561)    $ 8,282,771

Cash paid for fractional shares         (149)                                                (2,085)                         (2,085)
Common stock sold, net of costs
 of $7,964                           376,208     4,412,480                                                                4,412,480
Stock options exercised               10,500        97,493                                                                   97,493

Comprehensive Income:
   Net income                                                            $ 1,413,978      1,413,978                       1,413,978
Unrealized losses on securities,
  net of tax of $68,325                                                      (97,199)                        (97,199)       (97,199)
Reclassification adjustment
 for gains included in net
 income, net  of tax of $4,007                                                (5,767)                         (5,767)        (5,767)
                                                                         -----------

             Comprehensive Income                                        $ 1,311,012
                                                                         ===========
                                  ----------   -----------   ---------                  -----------     ------------    ------------
Balance at December 31, 2004       1,541,664    15,425,042          --                   (1,117,844)        (205,527)    14,101,671

Common stock sold, net of costs
 of $11,086                           49,273       567,871                                                                  567,871
Three for two stock split
 including cash fo
 fractional shares                   795,302                                                 (4,829)                         (4,829)

Comprehensive Income:
  Net income                                                             $ 1,422,619      1,422,619                       1,422,619
Unrealized losses on
 securities net of taxes
 of $357,867                                                                (509,594)                       (509,594)      (509,594)
Reclassification adjustment
 for gains included in net
 income, net of tax of $2,554                                                 (3,637)                         (3,637)        (3,637)
                                                                         -----------

             Comprehensive Income                                        $   909,388
                                                                         ===========
                                  ----------   -----------   ---------                  -----------     ------------    ------------
Balance at December 31, 2005       2,386,239    15,992,913          --                      299,946         (718,758)     15,574,101

Stock options exercised                2,500        30,825                                                                   30,825
Surplus from options expense                                   207,144                                                      207,144

Comprehensive Income:
  Net income                                                             $   847,121        847,121                         847,121
Unrealized losses on
 securities net of taxes
 of $217,194                                                                 308,699                         308,699        308,699
Reclassification adjustment
 for gains included in net
 income, net of tax of $743                                                   (1,056)                         (1,056)        (1,056)
                                                                         -----------

Comprehensive Income                                                     $ 1,154,764
                                                                         ===========
                                  ----------   -----------   ---------                  -----------     ------------    ------------
Balance at                         2,388,739   $16,023,738   $ 207,144                  $ 1,147,067   $     (411,115)   $16,966,834
 December 31, 2006                ==========   ===========   =========                  ===========   ==============    ===========

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2006, 2005 and 2004

                                                                             2006            2005            2004
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                            $    847,121    $  1,422,619    $  1,413,978
   Adjustments to reconcile net income to net cash
       Provided by operating activities:
         Provision for loan losses                                            300,000         165,000         125,000
         Depreciation and amortization                                        206,950         168,002         186,937
         Loss (Gain) on sale of securities                                      1,799          (6,191)         (9,774)
         Gain on sale of loans                                                (20,023)        (67,226)       (316,032)
            Loans originated for sale                                        (221,621)       (887,997)     (3,025,798)
            Proceeds from loans sales                                         241,644         955,223       3,341,830
         Amortization and accretion on securities                             221,191         310,400         431,095
         Earnings on cash surrender value life insurance,
             net                                                             (130,546)       (104,842)        (98,262)
          (Increase) decrease in accrued interest                            (503,601)       (418,476)         32,393
         Decrease/(Increase) in other assets                                  176,091        (892,512)       (869,697)
         (Decrease)/Increase in accrued interest
              and other liabilities                                          (432,343)        621,119         586,516
                                                                         ------------    ------------    ------------

                                                                              886,112       1,265,119       1,798,186
Net cash provided by operating activities

Cash flows from investing activities:
   Purchases of securities available for sale                             (30,332,660)    (34,617,974)    (41,530,276)
   Proceeds from sales of securities available for sale                     3,497,638       1,396,477         995,156
   Proceeds from maturities and calls of securities available for sale     13,328,771      15,919,158      33,687,830
   Purchases of securities held to maturity                                (3,615,234)       (619,838)             --
   Proceeds from maturities and calls of securities held to maturity          107,688         250,286       1,092,744
   Increase in loans                                                      (31,275,042)    (14,375,784)    (15,946,940)
   Purchase of certificates of deposit at other banks                        (506,280)       (648,720)       (345,000)
   Purchase of bank owned life insurance                                           --      (1,000,000)             --
   Purchases of premises and equipment                                       (924,480)       (212,660)        (96,204)
                                                                         ------------    ------------    ------------

Net cash used by investing activities                                     (49,719,599)    (33,909,055)    (22,142,690)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings          52,061,138      16,302,368      21,507,920
   Net increase in time deposits                                           (3,247,714)     12,730,717      (1,020,415)
   Cash paid for fractional shares                                                 --          (4,829)         (2,085)
   Proceeds from sale of common stock, net of costs                                --         567,871       4,412,480
   Stock options exercised                                                     30,825              --          97,493
    Increase in junior subordinated debt                                    5,155,000
   Net increase in other borrowings                                         2,970,000       1,030,000        (248,061)
                                                                         ------------    ------------    ------------
Net cash from financing activities                                         56,929,249      30,626,127      24,747,332

Net increase (decrease) in cash and cash equivalents                        8,135,762      (2,017,809)      4,402,828
Cash and cash equivalents at beginning of year                              9,024,556      11,042,365       6,639,537
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $ 17,160,318    $  9,024,556    $ 11,042,365
                                                                         ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                              $  5,633,334    $  2,735,722    $  1,849,330
   Income taxes                                                          $    534,281    $    325,000    $         --


The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation
---------------------------

         The financial statements include the accounts of Service 1st Bancorp and its subsidiaries, Service 1st Bank ("the Bank") and Charter Services Group, Inc. ("Charter"), collectively referred to herein as the "Company". All significant intercompany transactions have been eliminated.

Nature of operations
--------------------

            The Company has been organized as a single operating segment and operates full-service branch offices in Stockton, Tracy, and Lodi, California. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

                        December 31, 2006, 2005 and 2004

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

                        December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans Held for Sale
-------------------

         Mortgage loans and SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

         The only loans originated by the Company for sale in the secondary market are government guaranteed loans such as SBA loans. The Bank retains the unguaranteed portion of the loan on its books and intends to hold that portion of the loan to maturity. The guaranteed portion of the loan is immediately sold in the secondary market for which the Company receives a premium and servicing revenue that will be recognized on these sold loans. The Company doesn't inventory these loans on its books for subsequent sales. There were no unsold guaranteed loans available for sale at December 31, 2006 or 2005. The guaranteed portion of the loans sold were sold without recourse.

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

                        December 31, 2006, 2005 and 2004

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

         Weighted average shares outstanding used in the computation of basic earning per share were 2,386,739 2,381,219 and 1,749,998 in 2006, 2005 and 2004,
respectively. Weighted average shares outstanding used in the computation of diluted earning per share were 2,568,990, 2,531,586 and 1,819,989 in 2006, 2005 and 2004, respectively. The weighted average shares used to compute earnings per share in 2004 have been retroactively adjusted for a three-for-two stock split payable September 29, 2005.

Comprehensive income
--------------------

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income and its components. Included in accumulated other comprehensive income at December 31, 2006 is unrealized loss on investment securities available for sale of $699,889, less taxes of $288,774. Included in accumulated other comprehensive income at December 31, 2005 is unrealized loss on investment securities available for sale of $1,223,626, less taxes of $504,868. Included in accumulated other comprehensive income at December 31, 2004 is unrealized loss on investment securities available for sale of $349,974, less taxes of $144,447.

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

                        December 31, 2006, 2005 and 2004


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

                        December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-based compensation
------------------------

         Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R Share Based Payment (SFAS No. 123R) under the modified prospective method. Accordingly, compensation expense for stock options is measured at the grant-date fair value and amortized over the requisite service period of the award. The impact of adopting SFAS No. 123R is discussed in Note 12.

         Prior to the adoption of SFAS No. 123R, the Bank measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Bank applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

         The following table illustrates the effect on net income after taxes and net income per common share as if the Bank had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004:

                                                                   2005             2004
                                                               -------------    -------------
Net Income:
   As Reported                                                 $   1,422,619    $   1,413,978
   Stock-Based Compensation using the Intrinsic Value Method              --               --
   Stock-Based Compensation that would have been reported
       using the Fair Value Method of SFAS 123                      (119,000)          (8,153)
                                                               -------------    -------------

   Pro Forma                                                   $   1,303,619    $   1,405,825
                                                               =============    =============
Net income per share - basic
   As reported                                                 $         .60    $         .81
   Pro forma                                                   $         .55    $         .80

Net income per share - diluted
   As reported                                                 $         .56    $         .78
   Pro forma                                                   $         .52    $         .77

                        December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         The fair value of each option was estimated on the date of the grant using an option-pricing model with the following assumptions:

                                                    2005         2004
                                                 ----------    ---------
                   Expected volatility                45.52%        38.88%
                   Expected dividends                  None          None
                   Expected term                    7 years       7 years
                   Risk-free rate                      4.21%         3.75%

Recently issued accounting pronouncements
-----------------------------------------

         In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

         In February 2006, the Financial Accounting standards Board (FASB) released Statement of Financial Accounting Standard (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS No. 155). SFAS No. 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company for January 1, 2007, SFAS No. 155 is not expected to have any impact on the financial position, results of operations or cash flows.

         In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS Statement No. 140, (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have an impact on the Company's financial position, results of operations or cash flows.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes in a company's financial statements, in accordance with FASB Statement No. 109, Accounting for Income Taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard

                        December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

         In September 2006, the SEC staff issued SAB No. 108, which expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of Staff Accounting Bulletin No. 99 "Materiality". SAB No. 108 is effective for errors identified during the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities", which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company's choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008. We are currently evaluating the potential impact this statement will have on our statements of financial condition and operating results.

                        December 31, 2006, 2005 and 2004

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

                        December 31, 2006, 2005 and 2004

NOTE 3 - SECURITIES

         The amortized cost and estimated fair values of securities as of December 31, 2006 are as follows:

                                                                                  Gross           Gross          Estimated
                                                                  Amortized     Unrealized      Unrealized         Fair
                                                                    Cost          Gains           Losses           Value
                                                                ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies                                      $ 39,415,380   $     63,385    $   (294,940)   $ 39,183,825
  State and public subdivisions                                   19,522,737         38,074         (74,787)     19,486,024
  Asset backed-securities                                          7,280,691          3,946        (133,943)      7,150,694
  Mortgage backed-securities                                      15,138,808         12,460        (314,084)     14,837,184
  Short-term mutual funds                                            500,000             --              --         500,000
                                                                ------------   ------------    ------------    ------------
                                                                $ 81,857,616   $    117,865    $   (817,754)   $ 81,157,727
                                                                ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies                                      $  2,468,485   $         --    $    (17,659)   $  2,450,826
  State and public subdivisions                                    2,313,410        119,689         (12,909)      2,420,190
  Asset backed-securities                                             14,526             --              --          14,526
  Mortgage backed-securities                                         189,574          2,567             (57)        192,084
                                                                ------------   ------------    ------------    ------------
                                                                $  4,985,995   $    122,256    $    (30,625)   $  5,077,626
                                                                ============   ============    ============    ============

         The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands):

                                    Less than Twelve Months         Twelve Months or More                Total
                                  ---------------------------   ---------------------------   ---------------------------
                                     Gross        Estimated        Gross        Estimated        Gross        Estimated
                                   Unrealized       Fair         Unrealized       Fair         Unrealized       Fair
                                     Losses         Value          Losses         Value          Losses         Value
                                  ------------   ------------   ------------   ------------   ------------   ------------
US Government Agencies            $        (32)  $      8,951   $       (281)  $     19,219   $       (313)  $     28,170

State and Political
Subdivisions                               (46)         6,518            (40)         5,635            (86)        12,153

Asset-Backed Securities                     (1)           451           (133)         6,497           (134)         6,665

Mortgage-Backed Securities                  (1)           168           (314)        12,580           (315)        13,031
                                  ------------   ------------   ------------   ------------   ------------   ------------

                                  $        (80)  $     16,088   $       (768)  $     43,931   $       (848)  $     60,019
                                  ============   ============   ============   ============   ============   ============

                        December 31, 2006, 2005 and 2004

NOTE 3 - SECURITIES - CONTINUED

         As of December 31, 2006, the Company had 279 investment securities where estimated fair value had declined .70% from the Company's amortized cost. Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines in value are deemed to be other-than-temporary.

         The scheduled maturities of securities as of December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available-for-Sale                      Held-to-Maturity
                                -------------------------------------    -------------------------------------
                                                             Weighted                                 Weighted
                                 Amortized       Fair         Average     Amortized       Fair         Average
                                   Cost          Value       Yields(1)      Cost          Value       Yields(1)
                                -----------   -----------    --------    -----------   -----------    --------
Due in one year or less         $ 6,525,000   $ 6,494,339        4.35%   $        --   $        --         N/A
After one year to five years     11,570,744    11,418,675        4.52%            --            --         N/A
After five years to ten years    12,090,967    12,014,787        5.72%       500,000       493,453        7.00%
After ten years                  30,319,612    30,307,407        5.74%     4,296,421     4,392,088        6.61%
Mortgage-backed securities       21,351,293    20,922,519        4.60%       189,574       192,085        5.96%
                                -----------   -----------                -----------   -----------
                                $81,857,616   $81,157,727        5.11%   $ 4,985,995   $ 5,077,626        6.63%
                                ===========   ===========                ===========   ===========

1. Weighted average yields for municipal securities have been adjusted to reflect their tax equivalent yields.

                  Proceeds from the sale of available-for-sale securities were $3,497,638, $1,396,477, and $995,156 for the years ended December 31,
         2006, 2005, and 2004, respectively. Gross losses of $1,799 were realized on sales of securities during 2006 and a gain of $6,191 in 2005 and $9,774 in 2004.

                  Securities carried at approximately $63,146,000 and $38,531,000 at December 31, 2006 and 2005, respectively, were pledged to secure deposits of public funds and borrowing arrangements

                        December 31, 2006, 2005 and 2004

NOTE 3 - SECURITIES - CONTINUED

         The amortized cost and estimated fair values of securities as of December 31, 2005 are as follows:

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
                                                                     ============   ============   ============   ============

         Proceeds from the sale of available-for-sale securities were $1,396,477 for 2005. Gross gains of $6,191 were realized on sales of securities during 2005.

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
                                       ============   ============   ============   ============   ============   ============

                        December 31, 2006, 2005 and 2004

NOTE 3 - SECURITIES - CONTINUED

         The Company evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines are deemed to be other than temporary.

NOTE 4 - LOANS

         The Company's customers are primarily located in San Joaquin County. At December 31, 2006, approximately 67% of the Company's loans are for real estate and construction and approximately 21% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 1% of the loan portfolio, leases make up 7%, and agriculture loans making up the remaining 4%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets.

                        December 31, 2006, 2005 and 2004

NOTE 4 - LOANS - CONTINUED

         Loans at December 31, 2006, 2005 and 2004 consisted of the following:

                                                               2006            2005
                                                           -------------   -------------
Construction and land development loans                    $  34,248,157   $  27,787,719
Real estate loans                                             43,396,795      33,672,659
Commercial loans                                              23,421,351      18,109,304
Leases                                                         8,591,815
Agricultural loans                                             4,288,022       1,964,690
Consumer loans                                                 1,225,571       2,430,356
                                                           -------------   -------------
                                                             115,171,711      83,964,728
Deferred loan fees and costs, net                               (234,487)       (308,102)
Allowance for loan losses                                     (1,429,050)     (1,123,494)
                                                           -------------   -------------

                                                           $ 113,508,174   $  82,533,132
                                                           =============   =============

         A summary of activity in the allowance for loan losses is as follows:

                                               2006            2005             2004
                                           -------------   -------------   -------------
Balance, beginning of year                 $   1,123,494   $     963,000   $     838,000
Provision for loan losses                        300,000         165,000         125,000
                                           -------------   -------------   -------------
                                               1,423,494       1,128,000         963,000
Less net (recoveries) charge-offs                 (5,556)          4,506              --
                                           -------------   -------------   -------------

Balance, end of year                       $   1,429,050   $   1,123,494   $     963,000
                                           =============   =============   =============

                        December 31, 2006, 2005 and 2004

NOTE 4 - LOANS - CONTINUED

         The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

                                                               2006           2005           2004
                                                           ------------   ------------   ------------
Recorded Investment in Impaired Loans                      $    435,147   $    309,256   $     78,000
Related Allowance for Loan Losses                          $     90,720   $     92,305   $     78,000
Average Recorded Investment in Impaired Loans              $    210,246   $    129,591   $    205,000

Interest Income Recognized for Cash Payments               $         --             --   $     31,000
Total Loan on Nonaccrual                                   $    435,147   $     54,020   $     78,000
Total Loans Past Due 90 Days or More and Still Accruing    $         --   $    255,237   $         --

         Loans totaling approximately $39,797,000 have been pledged as collateral for Federal Home Loan Bank borrowings.

         The Bank also originated mortgage and SBA loans and under its Section 7a program sold the guaranteed portions of those loans to institutional investors. Funding for the Section 7a program depends on annual appropriations by the U.S. Congress.

         At December 31, 2006, 2005, and 2004 the Bank was servicing approximately $13,731,908, $12,593,000, and $12,272,000 respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                                         Servicing Assets
                                                           ------------------------------------------
                                                               2006           2005            2004
                                                           ------------   ------------   ------------
Balance at beginning of year                               $    121,258   $    137,960   $     93,185
Increase from loan sales                                          3,996         15,677         74,922
Amortization charged to income                                  (67,710)       (32,379)       (30,147)
Change in valuation allowance                                        --             --             --
                                                           ------------   ------------   ------------

Balance at end of year                                     $     57,544   $    121,258   $    137,960
                                                           ============   ============   ============


                                                                      Interest-Only Strips
                                                                           Receivable
                                                           ------------------------------------------
                                                               2006           2005            2004
                                                           ------------   ------------   ------------
Balance at beginning of year                               $    144,206   $    180,262   $     70,946
Increase from loan sales                                            214             --        135,150
Amortization charged to income                                  (92,663)       (36,056)       (25,834)
Writedowns                                                           --             --             --
                                                           ------------   ------------   ------------

Balance at end of year                                     $     51,757   $    144,206   $    180,262
                                                           ============   ============   ============

         The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2006 and 2005. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

                        December 31, 2006, 2005 and 2004

NOTE 4 - LOANS - CONTINUED

         Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2006 and 2005, the Bank had no valuation allowances.

         The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2006 and 2005, the Bank had interest-only strips of $51,757 and $144,206, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

NOTE 5 - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                                     2006           2005
                                                 -----------    -----------
Leasehold improvements                           $ 1,079,996    $   555,774
Furniture, fixtures and equipment                  1,308,959        909,140
                                                 -----------    -----------
                                                   2,388,955      1,464,914

Less accumulated depreciation and amortization      (999,974)      (793,464)
                                                 -----------    -----------

                                                 $ 1,388,980    $   671,450
                                                 ===========    ===========

         Depreciation and amortization expense on premises and equipment was $206,950, $168,002 and $186,937 for the years ended December 31, 2006, 2005, and
2004, respectively.

         The Company leases its premises under noncancelable operating leases with initial terms expiring in 2012, 2009, 2015, and 2010. Certain of these contain renewal options with escalation clauses that provide for increased lease payments. The Company recognized rent expense, including common area costs and equipment rentals, of $248,693 and $218,384 in 2005 and 2004, respectively.

            The future minimum commitments under these operating leases are as follows:

            2007                                                $   508,507
            2008                                                    525,429
            2009                                                    506,311
            2010                                                    387,799
            2011                                                    384,660
            Thereafter                                            1,170,506
                                                                -----------
            Total                                               $ 3,483,212
                                                                ===========

                        December 31, 2006, 2005 and 2004

NOTE 6 - TIME DEPOSITS

         Time deposits issued and their remaining maturities as of December 31, 2006 are as follows:

                    2007                                        $ 69,595,590
                    2008                                             766,945
                    2009                                             736,736
                    2010                                             286,105
                    2011                                              59,040
                                                                ------------
                    Total                                       $ 71,444,416
                                                                ============

NOTE 7 - JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS

         On August 17, 2006, Service 1st Bancorp (the "Company") completed a private placement to an institutional investor of approximately $5 million of trust preferred securities, through a newly formed Delaware trust affiliate, Service 1st Capital Trust I (the "Trust"). The trust preferred securities mature on October 7, 2036, are redeemable at the Company's option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

         The proceeds from the sale of the trust preferred securities were used by the Trust to purchase from the Company approximately $5,155,000 in aggregate principal amount of the Company's junior subordinated notes (the "Notes"). The Notes will bear interest at the same variable interest rate during the same quarterly periods as the trust preferred securities. The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company primarily to fund the growth of its bank subsidiary, Service 1st Bank, and for general corporate purposes.

         The Notes were issued pursuant to a Junior Subordinated Indenture (the "Indenture"), dated August 17, 2006, by and between the Company and Wells Fargo National Bank, National Association, as trustee. Like the trust preferred securities, the interest rate on the Notes will adjust quarterly to equal the three month LIBOR plus 1.60%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

         The Notes are subordinated to the prior payment of any other indebtedness of the Company that by its terms is not similarly subordinated and will be recorded as a long-term liability on the Company's balance sheet. For regulatory purposes, the Notes will be treated as Tier 1 or Tier 2 capital under applicable regulations of the Federal Reserve Board, the Company's primary federal regulatory agency.

         The Notes mature on October 7, 2036, but may be redeemed at the Company's option on any January 7, April 7, July 7, or October 7 on or after October 7, 2011 or at any time within 90 days following the occurrence of certain events, such as: (i) a change in the regulatory capital treatment of the Notes (ii) in the event the Trust is deemed an investment company or (iii) upon the occurrence of certain adverse tax events. In each such case, the Company may redeem the Notes for their aggregate principal amount, plus any accrued but unpaid interest.

         The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods. Also, the entire principal amount of the Notes

                        December 31, 2006, 2005 and 2004

NOTE 7 - JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS - CONTINUED

and any premium and interest accrued becomes immediately due and payable without further action if (1) a court enters a decree or order for relief in respect of the Company in any involuntary case under any bankruptcy or similar law; (2) the Company commences a voluntary case under any bankruptcy or similar law, consents to the entry of an order for relief in an involuntary case under any such law or consents to the appointment of or taking possession by a receiver, liquidator or trustee of the Company or substantially all of its property; (3) the Company makes any general assignment for the benefit of creditors or fails generally to pay its debits as they become due; or (4) the Trust liquidates or winds up, other that as contemplated in the Indenture. Further, if the Company is no longer subject to the supervision and regulation of the Federal Reserve, the trustee or the holders of 15% of the aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable if (x) the Company defaults in the payment of any interest in such default continues unremedied for a period of thirty (30) days, except in the case of an election by the Company to defer payments of interest for up to 20 consecutive quarters (which deferral will not constitute a default and will not subject the Notes to acceleration); (y) the Company defaults in the payment of the principal amount of the Notes when due; or (z) the Company defaults in the performance of or breaches certain covenants in the Indenture, which default or breach which is not cured within 30 days after there has been given notice of such default or breach.

         The Company also has entered into a Guarantee Agreement pursuant to which it has agreed to guarantee the payment by the Trust of distributions on the trust preferred securities, and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the Notes from the Company for the purpose of paying those distributions or the principal amount of the trust preferred securities.

         The Company has unsecured borrowing lines available with correspondent banks totaling $30,800,000 and secured borrowing lines totaling $15,000,000. Management uses these borrowing lines for short-term funding needs and usually repays the lines within a week. The interest rate charged on these lines is approximately the prevailing federal funds rate plus 20 to 100 basis points. In addition to the borrowing lines with the correspondent banks, the Company also has a secured borrowing line with the Federal Home Loan Bank of San Francisco ("the FHLB"). As of December 31, 2006, the Company had no outstanding borrowings from any of its correspondent banks, but did have a loan of $4,000,000 outstanding from the FHLB. This borrowing will mature on May 11, 2007 and has a fixed rate of interest at 5.31%. The Company had additional credit available with the FHLB of $13,050,964 at December 31, 2006. As of December 31, 2005, the Company had outstanding borrowings from correspondent banks of $1,030,000.

                        December 31, 2006, 2005 and 2004

NOTE 8 - INCOME TAXES

         Income taxes included in the consolidated statements of income consist of the following:

                                                    2006         2005         2004
                                                 ----------   ----------   ----------
Current:
   Federal                                       $  223,288   $  337,964   $       --
   State                                            145,877       19,032        1,600
                                                 ----------   ----------   ----------
                                                    369,165      356,996        1,600
Deferred                                            (70,000)    (212,000)    (251,600)
                                                 ----------   ----------   ----------

                                                 $  299,165   $  144,996   $ (250,000)
                                                 ==========   ==========   ==========

         A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                         2006                       2005                      2004
                                                 -----------------------   -----------------------   -----------------------
                                                   Amount        Rate        Amount       Rate         Amount        Rate
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Statutory federal tax                            $  390,000         34.0%  $  533,000         34.0%  $  396,000         34.0%
State franchise tax, net of federal benefit          82,000          7.0%      93,000          6.0%      65,000          6.0%
Reduction in valuation allowance                         --           --     (414,000)       (27.0%)   (675,000)       (58.0%)
Nontaxable income                                  (232,000)       (21.0%)    (82,000)        (5.0%)    (33,000)        (3.0%)
Other items, net                                     59,165          6.0%      14,996          1.0%      (3.000)        (1.0%)
                                                 ----------   ----------   ----------   ----------   ----------   ----------

Actual tax expense                               $  299,165         26.0%  $  144,996          9.0%  $ (250,000)       (22.0%)
                                                 ==========   ==========   ==========   ==========   ==========   ==========

                        December 31, 2006, 2005 and 2004

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

                                                 2006           2005           2004
                                              -----------    -----------    -----------
Deferred tax assets:
   Allowance for loan losses                  $   576,000    $   448,000    $   375,000
   Net operating loss carryforward                     --             --        320,000
   Unrealized loss on investment securities       289,000        505,000        144,000
   Deferred compensation                          302,000        191,000        111,000
   Other items                                     94,000          9,000          7,000
                                              -----------    -----------    -----------
                                                1,261,000      1,153,000        957,000

Deferred tax liabilities:
   Deferred tax leases                           (272,000)            --             --
   Deferred loan costs                            (96,000)      (102,000)       (72,000)
   Other items                                    (57,000)       (69,000)       (62,000)
                                              -----------    -----------    -----------
                                                 (425,000)      (171,000)      (134,000)

Total deferred income tax asset                   836,000        982,000        823,000

Valuation allowance                                    --             --       (414,000)
                                              -----------    -----------    -----------

Net deferred income tax assets                $   836,000    $   982,000    $   409,000
                                              ===========    ===========    ===========

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

                        December 31, 2006, 2005 and 2004

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

         Financial instruments at December 31, whose contract amounts represent credit risk are as follows:

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Undisbursed loan commitments                     $ 39,365,000   $ 33,301,000   $ 25,471,000
Standby letters of credit                           1,242,000      1,596,000        828,000
                                                 ------------   ------------   ------------

                                                 $ 40,607,000   $ 34,897,000   $ 26,299,000
                                                 ============   ============   ============

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

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Balance at the beginning of the year             $  3,530,000   $  1,971,000   $  1,798,000
New loans and renewals                              4,167,000      2,708,000      1,000,000
Repayments and renewals                            (2,485,000)    (1,149,000)      (827,000)
                                                 ------------   ------------   ------------

Balance at the end of the year                   $  5,212,000   $  3,530,000   $  1,971,000
                                                 ============   ============   ============

         Also in the ordinary course of business, certain officers and directors of the Company have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2006, 2005 and 2004 was approximately $5,051,000, $1,198,000 and
$936,000, respectively.

                        December 31, 2006, 2005 and 2004

NOTE 11 - COMPANY SAVINGS PLAN

         In October 2001, the Company elected to establish a deferred compensation plan for those employees employed as of this date or for all employees who have completed at least 1,000 hours of service during a twelve consecutive month period. The employees may defer a portion of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period. For the year ended December 2006, the Company made a contribution of $34,417. For the year ended December 2005, the Company made a contribution of $20,254. There were no contributions during 2004.

NOTE 12 - STOCK OPTION PLAN

         On January 1, 2006, the Company adopted the provisions of SFAS No. 123R "Share Based Payment" (SFAS No. 123R) requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to January 1, 2006, the Company accounted for share-based awards under APB No. 25. The Company adopted SFAS No. 123R using the modified prospective transition method, therefore, prior period results are not restated and do not reflect the recognition of share-based compensation.

         Under the modified prospective transition method, share-based compensation expense is recorded for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Total compensation costs recorded during the year ended December 31, 2006, amounted to $121,810 for employees and $77,640 for directors. The effect of implementing SFAS No. 123R reduced net income in 2006 by $167,277 or $.07 per share basis and $.06 per share fully diluted.

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

                        December 31, 2006, 2005 and 2004

NOTE 12 - STOCK OPTION PLAN - CONTINUED

         The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model. Expected volatility is based on historical volatility of the common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. The expected life of the options granted is derived from the award's vesting period and the award recipient's exercise history, if applicable, and represents the period of time that the options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the 7-year U.S. Treasury note rate at the time of the grant. The assumptions used for determining the fair value of the options granted during the year ended December 31, 2006, 2005, and 2004 are as follows:

                                                    2006         2005         2004
                                                 ----------   ----------   ----------
                   Expected volatility                55.58%       45.52%       38.88%
                   Expected dividends                  None         None         None
                   Expected term                    7 years      7 years      7 years
                   Risk-free rate                      4.77%        4.21%        3.75%

         A summary of option activity of the Company's fixed stock option plan is presented below.

                                                                  Weighted
                                                                   average      Aggregate
                                                                  remaining     intrinsic
                                                    Weighted     contractual    value of
                                                    average         term       outstanding
                                      Shares     exercise price    in years      options
                                  ---------------------------------------------------------
Outstanding, January 1, 2006           418,488   $       9.06
Exercised                               (2,500)  $      12.33
Forfeited                              (12,875)  $      11.13
Granted                                 16,000   $      16.65
                                  ------------
Outstanding, December 31, 2006         419,113   $       9.20           5.81   $  4,182,479
                                  ============
Exercisable, December 31, 2006         287,405   $       7.64           4.57   $  3,335,870
                                  ============

                                                Weighted             Weighted
                                                 Average              Average
        Exercise              Number            Remaining            Exercise
         Price             Outstanding            Life                Price
      ------------        ------------        ------------        ------------
      $       6.03              23,625                4.23        $       6.03
      $       6.35             191,363                3.21        $       6.35
      $       9.30              34,125                7.82        $       9.30
      $      11.67              11,250                8.30        $      11.67
      $      12.33             132,500                8.46        $      12.33
      $      15.50               5,000                9.05        $      15.50
      $      16.25               3,500                9.21        $      16.25
      $      16.33               5,250                8.71        $      16.33
      $      17.60               7,500                9.46        $      17.60
      $      18.67               5,000                8.80        $      18.67
                          ------------
                               419,113                5.81        $       9.27
                          ============

                        December 31, 2006, 2005 and 2004

NOTE 12 - STOCK OPTION PLAN - CONTINUED

         The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $4.66. The total intrinsic value of options exercised during the year ended December 31, 2006, was $18,675.

         Cash received from options exercised under the Plan for the years ended December 31, 2006, was $30,825. The actual tax benefit realized for the tax deductions from options exercised was $7,694.

         As of December 31, 2006, there was $291,462 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.51 years.

NOTE 13 - DEFERRED COMPENSATION AGREEMENTS

         During 2004 and 2005, the Company entered into deferred compensation agreements with certain executive officers. Under these agreements, the Company is obligated to provide, upon retirement, annual benefit for the officers ranging from $40,000 to $133,000 for 15 years. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 2006, 2005 and 2004 totaled $229,505, $217,554 and $161,327, respectively. The Company is a beneficiary of the life insurance policies that have been purchased as a method of financing the benefits under the agreements.

NOTE 14 - RESTRICTION ON RETAINED EARNINGS

         With certain exceptions, a California corporation may pay a dividend to its shareholders in an amount equal to the lesser of total retained earnings or the sum of the prior three years net income after subtracting dividends paid, if any.

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

                        December 31, 2006, 2005 and 2004

NOTE 15 - REGULATORY MATTERS - CONTINUED

         The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since notification that management believes have changed the Bank's category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollar amounts are in thousands).

                                                          Actual               For capital adequacy     To be well-capitalized
                                                                                     purposes           under prompt corrective
                                                                                                            action provisions
                                                 ------------------------   ------------------------   ------------------------
                                                    Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ------------   ---------   ------------   ---------   ------------   ---------
As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)       $     23,801        15.2%  $     12,510         8.0%           N/A         N/A
   Tier 1 capital (to risk weighted assets)      $     17,372        11.1%  $      6,255         4.0%           N/A         N/A
   Tier 1 capital (to average assets)            $     17,372         8.0%  $      8,673         4.0%           N/A         N/A
Bank:
   Total capital (to risk weighted assets)       $     21,519        13.8%  $     12,510         8.0%  $     15,637        10.0%
   Tier 1 capital (to risk weighted assets)      $     20,028        12.8%  $      6,255         4.0%  $      9,382         6.0%
   Tier 1 capital (to average assets)            $     20,028         9.3%  $      8,593         4.0%  $     10,741         5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)       $     17,404        15.1%  $      9,224         8.0%           N/A         N/A
   Tier 1 capital (to risk weighted assets)      $     16,281        14.1%  $      4,612         4.0%           N/A         N/A
   Tier 1 capital (to average assets)            $     16,281         9.8%  $      6,683         4.0%           N/A         N/A
Bank:
   Total capital (to risk weighted assets)       $     16,304        14.1%  $      9,224         8.0%  $     11,530        10.0%
   Tier 1 capital (to risk weighted assets)      $     15,181        13.2%  $      4,612         4.0%  $      6,918         6.0%
   Tier 1 capital (to average assets)            $     15,181         9.1%  $      6,644         4.0%  $      8,304         5.0%

                        December 31, 2006, 2005 and 2004

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

                        December 31, 2006, 2005 and 2004

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

         The estimated fair value of financial instruments is summarized as follows: (dollar amounts in thousands)

                                                                                 December 31,
                                            ---------------------------------------------------------------------------------------
                                                        2006                         2005                         2004
                                            ---------------------------   ---------------------------   ---------------------------
                                              Carrying        Fair          Carrying        Fair         Carrying         Fair
                                               Value          Value          Value          Value          Value          Value
                                            ------------   ------------   ------------   ------------   ------------   ------------
Financial Assets:
   Cash and due from banks                  $      6,543   $      6,543   $      9,025   $      9,025   $      6,671   $      6,671
   Federal funds sold                             10,617         10,617             --             --          4,371          4,371
   Certificates of deposit                         1,500          1,500            994            994            345            345
   Investment securities                          86,144         86,235         68,810         68,832         52,289         52,303
   Loans, net                                    113,508        113,473         82,533         82,115         68,322         68,258
   Cash surrender value of life
      insurance                                    3,567          3,567          3,436          3,436          2,331          2,331
   Accrued interest receivable                     1,462          1,462            958            958            539            539

Financial Liabilities:
   Deposits                                      199,955        199,895        151,142        154,165        122,109        122,443

   Other borrowings                                9,155          9,145          1,030          1,030             --             --
   Accrued interest and other liabilities          1,143          1,143          1,584          1,584            962            962
   Undisbursed loan commitments and
     letters of credit                            40,607         40,607         34,897         34,897             --             --

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

         Service 1st Bancorp has no significant business activity other than its investment in Service 1st Bank and Charter Services Group, Inc. Accordingly, no separate financial information on the Company is provided.

NOTE 18 - STOCK SPLIT

         On September 15, 2005, the Company declared a three-for-two stock split stock dividend to shareholders of record on September 29, 2005. The split was paid on October 18, 2005. Each shareholder entitled to the split received a stock certificate equal to 50% of the shares held by the shareholder rounded down to the nearest whole share with fractional shares paid in cash.

         All of the per share data in the financial statements were retroactively adjusted to reflect this three-for-two stock split.

                                     PART II


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this annual report on Form 10-K. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 9B.  OTHER INFORMATION

         None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)      (1)   Financial Statements. Listed and included in Part II,
                        Item 8.

                  (2)   Financial Statement Schedules

                        Not applicable.

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

                        (10.2) Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003

                        (10.3)* 1999 Service 1st Bancorp Stock Option Plan, Amendment No. 1 thereto, and related forms of Incentive and Nonstatutory Stock Option Agreements entered into with executive officers and directors, incorporated by reference from the Registrant's Form S-8, Registration No. 333-107346, filed with the Securities and Exchange Commission on July 25, 2003.

                        (10.4) Agreement dated July 27, 1999 with BancData Solutions, Inc. for service bureau and data processing services, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                        (10.5) Agreement with Financial Marketing Services dated February 1, 2000 incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                        (10.6)* Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description, dated January 1, 2000, incorporated by reference from the Registrant's Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

                        (10.7)* John O. Brooks Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                        (10.8)* Bryan R. Hyzdu Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                        (10.9)* Robert E. Bloch Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                        (10.10)* Patrick Carman Salary Continuation Agreement
                                 dated September 10, 2003, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

                        (10.11)* 2004 Stock Option Plan and Forms of Incentive
                                 and Nonstatutory Stock Option Agreements, incorporated by reference from the Registrant's Form S-8, Registration No. 333-116818, filed with the Securities and Exchange Commission on June 24, 2004.

                        (10.12)* John O. Brooks Employment Agreement dated July
                                 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                        (10.13)* Bryan R. Hyzdu Employment Agreement dated July
                                 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                        (10.14)* Robert E. Bloch Employment Agreement dated July
                                 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                        (10.15)* Patrick Carman Employment Agreement dated July
                                 15, 2004, incorporated by reference from the Registrant's form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                        (10.16)* Shannon Reinard Employment Agreement dated July
                                 15, 2004, incorporated by reference from the Registrant's Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                        (10.17) Fiserv Solutions, Inc. Agreement dated October 7, 2004, for service bureau, data processing, and item processing, incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005.

                        (10.18) Lease agreement dated May 1, 2005, related to 49 W. 10th Street, Tracy, CA 95378 incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                        (10.19) Lease agreement dated October 3, 2005, related to 1901 W. Kettleman Lane, Building A, Suite 1A and 1B, Lodi, CA 95242, incorporated by reference from the Registrant's form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

                        (10.20)* Shannon Reinard Salary Continuation Agreement
                                 dated August 8, 2005, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.21)* Bryan R. Hyzdu First Amendment dated August 8,
                                 2005 to Salary Continuation Agreement dated
                                 September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.22)* Bryan R. Hyzdu Second Amendment dated August 8,
                                 2005 to Salary Continuation Agreement dated
                                 September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.23)* Patrick Carman First Amendment dated August 8,
                                 2005 to Salary Continuation Agreement dated
                                 September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.24)* Patrick Carman Second Amendment dated August 8,
                                 2005 to Salary Continuation Agreement dated
                                 September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.25)* Robert E. Bloch First Amendment dated August 8,
                                 2005 to Salary Continuation Agreement dated
                                 September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.26)* Robert E. Bloch Second Amendment dated August
                                 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

                        (10.27)* Director Emeritus Program approved by Board of
                                 Directors effective June 30, 2006, incorporated by reference from Registrant's Form 8-K, filed with the Securities and Exchange Commission on July 7, 2006.

                        (10.28) Private placement to an institutional investor of approximately $5 million of trust preferred securities, incorporated by reference from Registrant's Form 8-K, filed with the Securities and Exchange Commission on August 23, 2006.

                        (10.29) Lease option exercise letter dated September 12, 2006, related to 60 West 10th Street, Tracy, CA 95376.

                        (14.1) Code of Ethics, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

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


                                       SERVICE 1ST BANCORP

Date: March 30, 2007                   By: /s/ JOHN O. BROOKS
                                           -------------------------------------
                                           John O. Brooks
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 30, 2007                   By: /s/ ROBERT E. BLOCH
                                           -------------------------------------
                                           Robert E. Bloch
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                           Title                      Date
-----------------------------       --------------------------    --------------

/s/ JOHN O. BROOKS                         Chairman               March 30, 2007
-----------------------------
John O. Brooks


/s/ EUGENE C. GINI                         Director               March 30, 2007
-----------------------------
Eugene C. Gini


/s/ BRYAN R. HYZDU                         Director               March 30, 2007
-----------------------------
Bryan R. Hyzdu


/s/ ROBERT D. LAWRENCE                     Director               March 30, 2007
-----------------------------
Robert D. Lawrence


/s/ FRANCES C. MIZUNO                      Director               March 30, 2007
-----------------------------
Frances C. Mizuno


/s/ RICHARD R. PAULSEN                     Director               March 30, 2007
-----------------------------
Richard R. Paulsen


/s/ TONI MARIE RAYMUS                      Director               March 30, 2007
---------------------------------
Toni Marie Raymus

/s/ MICHAEL K. REPETTO                     Director               March 30, 2007
---------------------------------
Michael K. Repetto


/s/ ANTHONY F. SOUZA                       Director               March 30, 2007
---------------------------------
Anthony F. Souza


/s/ ALBERT VAN VELDHUIZEN                  Director               March 30, 2007
---------------------------------
Albert Van Veldhuizen


/s/ DONALD L. WALTERS                      Director               March 30, 2007
---------------------------------
Donald L. Walters

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                              Sequential
Number                          Description                          Page Number
---------    -----------------------------------------------------  ------------

10.29        Lease option exercise letter dated September 12, 2006,
             related to 60 West 10th Street, Tracy, CA  95376            85

23.1         Consent of Vavrinek, Trine, Day & Co., LLP                  86

31.1         Certification of Chief Executive Officer pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002            87

31.2         Certification of Chief Financial Officer pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002            88

32.1         Certification of Service 1st Bancorp by its Chief
             Executive Officer and Chief Financial Officer
             pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002                                                        89