Form 10-Q
period 2007-03-31
SERVICE 1ST BANCORP
filed 2007-05-15
CIK 1225078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from____________ to ____________

                        Commission file number  000-50323
                                               ----------

                               SERVICE 1ST BANCORP
                               -------------------
             (Exact name of registrant as specified in its charter)

      State of California                                   32-0061893
-------------------------------                        -------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)


                   49 W. 10th Street, Tracy, California 95376
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (209)  956-7800
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [ ] Accelerate  filer  [ ] Non-accelerated  filer [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]   No  [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: No par value common stock - 2,388,739 shares outstanding at May 11, 2007.

The Index to Exhibits is located at page 26.

                                                   INDEX
                                      TO SERVICE 1ST BANCORP FORM 10-Q
                                         FOR THE THREE MONTHS ENDED
                                               MARCH 31, 2007


PART I                                                                                                 PAGE

Item 1         Financial Statements                                                                       3
Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations     11
Item 3         Quantitative and Qualitative Disclosures About Market Risk                                19
Item 4         Controls and Procedures                                                                   20
Item 4T        Controls and Procedures                                                                   20

PART II

Item 1         Legal Proceedings                                                                         21
Item 1A        Risk Factors                                                                              21
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                               21
Item 3         Defaults Upon Senior Securities                                                           21
Item 4         Submission of Matters to a Vote of Security Holders                                       21
Item 5         Other Information                                                                         21
Item 6         Exhibits                                                                                  21

SIGNATURES                                                                                               25

EXHIBIT INDEX                                                                                            26

31.1           Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-        27
               Oxley Act of 2002
31.2           Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-    28
               Oxley Act of 2002
32.1           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to         29
               Section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SERVICE 1ST BANCORP AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
ASSETS                                                  03/31/07       12/31/06
                                                      -------------  -------------
Cash and due from banks                               $  3,186,921   $  6,543,416
Federal funds sold                                         165,000     10,616,902
                                                      -------------  -------------
      CASH AND CASH EQUIVALENTS                          3,351,921     17,160,318

Certificates of deposit with other banks                 1,308,407      1,500,000
Investment securities available-for-sale                77,653,016     81,157,727
Investment securities held-to-maturity                   7,358,956      4,985,995
Loans, net                                             112,991,084    113,508,174
Bank premises and equipment, net                         1,404,121      1,388,980
Cash surrender value of life insurance                   3,598,775      3,566,696
Accrued interest receivable                              1,447,406      1,461,602
Other assets                                             2,789,395      2,490,898

                                                      -------------  -------------
      TOTAL ASSETS                                    $211,903,081   $227,220,390
                                                      =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                          $ 22,753,141   $ 33,848,426
  Money market, NOW and savings                         83,206,061     94,662,249
  Time deposits under $100,000                          54,906,436     48,409,724
  Time deposits $100,000 and over                       23,036,167     23,034,692
                                                      -------------  -------------
      TOTAL DEPOSITS                                   183,901,805    199,955,091
Other borrowings                                         9,155,000      9,155,000
Accrued interest and other liabilities                   1,639,937      1,143,465
                                                      -------------  -------------

      TOTAL LIABILITIES                                194,696,742    210,253,556

Shareholders' equity:
  Common stock                                          16,023,738     16,023,738
  Additional paid-in-capital                               257,220        207,144
  Retained earnings                                      1,260,206      1,147,067
  Accumulated other comprehensive income, net of tax      (334,825)      (411,115)
                                                      -------------  -------------
      TOTAL SHAREHOLDERS' EQUITY                        17,206,339     16,966,834

                                                      -------------  -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $211,903,081   $227,220,390
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

                              SERVICE 1ST BANCORP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE PERIODS ENDING
                                          (UNAUDITED)

                                                             For the three months ended
                                                      -----------------------------------------
                                                                 03/31/07              03/31/06
                                                      --------------------  -------------------
Interest income:
  Interest and fees on loans                          $         2,519,177   $         1,893,374
  Interest on investments                                       1,019,810               733,638
  Interest on fed funds sold                                       56,996                18,502
  Other interest income                                            17,955                 6,834
                                                      --------------------  -------------------
    Total interest income                                       3,613,938             2,652,348

Interest expense:
  Interest expense on deposits                                  1,763,313               944,117
  Interest on borrowings                                          131,334                32,505
                                                      --------------------  -------------------
    Total interest expense                                      1,894,647               976,622
                                                      --------------------  -------------------

Net interest income before provision for loan losses            1,719,291             1,675,726

Provision for loan losses                                               -                45,000
                                                      --------------------  -------------------

Net interest income after provision for loan losses             1,719,291             1,630,726

Other Income:
  Service charges, fees, and other income                         115,395                71,425
  Gain on the sale of investment securities                        (7,953)                    -
  Gain on sale and servicing of loans                              21,844                26,386
  Referral fees on loans                                           36,900                     -
  Earnings on cash surrender value of life insurance               38,991                37,799
                                                      --------------------  -------------------
    Total other income                                            205,177               135,610

Other Expenses:
  Salaries and employee benefits                                1,019,221               813,555
  Occupancy expense                                               164,045               157,696
  Equipment expense                                                75,669                51,342
  Data processing and other professional fees                     150,210               168,552
  Office supplies and equipment                                    67,732                42,783
  Loan department expense                                          20,245               104,086
  Advertising and promotion                                        91,018                29,589
  Directors fee and expenses                                       51,693                42,441
  FDIC and state assessments                                        9,593                20,135
  Other operating expenses                                        117,905                57,047
                                                      --------------------  -------------------
    Total other expenses                                        1,767,331             1,487,226
                                                      --------------------  -------------------

Income before income taxes                                        157,137               279,110
Income tax expense                                                 43,998                77,780
                                                      --------------------  -------------------

  Net income                                          $           113,139   $           201,330
                                                      ====================  ===================

Net income per share - basic                          $              0.05   $              0.08
                                                      ====================  ===================

Net income per share - diluted                        $              0.04   $              0.08
                                                      ====================  ===================

     The accompanying notes are an integral part of these consolidated statements.

                                              SERVICE 1ST BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (UNAUDITED)


                                                                                                 Accumulated
                                   Common Stock      Additional                                     Other            Total
                              ----------------------  Paid in      Comprehensive     Retained    Comprehensive    Shareholders'
                               Shares      Amount     Capital          Income        Earnings       Income           Equity
                              -------------------------------------------------------------------------------------------------
Balance January 1, 2006       2,386,239  $15,992,913  $         -                   $  299,946  $     (718,758)  $   15,574,101

Stock options exercised           2,500       30,825                                                                     30,825
Surplus from options expense                              207,144                                                       207,144

Comprehensive income:
  Net income                                                       $      847,121      847,121                          847,121
  Unrealized losses
    on securities
    net of taxes of $217,194                                              308,699            -         308,699          308,699

  Reclassification adjustment
    for losses included in
    net income, net of tax
    of $743                                                                (1,056)           -          (1,056)          (1,056)
                                                                   ---------------
  Comprehensive
     income                                                        $    1,154,764
                                                                   ===============

                              -----------------------------------                   --------------------------------------------
Balance December 31, 2006     2,388,739   16,023,738      207,144                    1,147,067        (411,115)      16,966,834

  Surplus from options
    expense                                                50,076                                                        50,076
Comprehensive
  income:
  Net income                                                       $      113,139      113,139                          113,139
  Unrealized losses
    on securities
    net of taxes of $53,587                                                76,290                       76,290           76,290
                                                                   ---------------
  Comprehensive income                                             $      189,429
                                                                   ===============

                              -----------------------------------                   --------------------------------------------
Balance March 31, 2007        2,388,739  $16,023,738  $   257,220                   $1,260,206  $     (334,825)  $   17,206,339
                              ===================================                   ============================================

     The accompanying notes are an integral part of the financial statements.

                                     SERVICE 1ST BANCORP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                 (UNAUDITED)


                                                                                         2007           2006
                                                                                 -------------  -------------
Operating activities:
  Net income                                                                     $    113,139   $    201,330
Adjustments to reconcile net income to net cash from operating activities:
  Provision for loan losses                                                                 -         45,000
  Depreciation                                                                         63,744         40,038
  Loss on sales of securities, net                                                      7,953              -
  Gain on sale of loans                                                                (6,737)             -
  Loans originated for sale                                                           (63,750)             -
  Proceeds from loan sales                                                             70,487              -
  Amortization and accretion on securities                                              1,691         70,640
  Earnings on cash surrender value life insurance, net                                (32,079)       (32,819)
  Stock-based compensation expense                                                     50,076         49,222
  Decrease in accrued interest                                                         14,196         14,778
  Increase in other assets                                                           (298,497)      (146,462)
  Increase in accrued expenses and other liabilities                                  496,472        191,939
                                                                                 -------------  -------------
Net cash provided by (used in) operating activities                                   416,695        433,666

Investing activities:
  Purchases of securities available-for-sale                                       (3,689,997)    (2,206,413)
  Purchases of securities held to maturity                                         (2,048,633)      (500,000)
  Proceeds from sales of available-for-sale securities                              1,274,260              -
  Proceeds from sales of held-to-maturity securities                                  209,042              -
  Proceeds from payments, maturities and calls of available-for-sale securities     5,423,755      1,984,618
  Proceeds from payments, maturities and calls of held-to-maturity securities          23,232         24,912
  Net decrease (increase) in loans                                                    523,827    (13,934,694)
  Proceeds from sales of loans                                                              -              -
  Purchase of certificates of deposit with other banks                                191,593        400,000
  Purchases of premises and equipment                                                 (78,885)       (74,859)
                                                                                 -------------  -------------

Net cash used by investing activities                                               1,828,194    (14,306,436)

Financing activities:
  Net decrease in demand, interest-bearing deposits and savings                   (16,054,761)   (12,368,802)
  Net increase in time deposits                                                         1,475     15,806,809
  Options exercised                                                                         -              -
  Net change in borrowings                                                                  -      4,441,134
                                                                                 -------------  -------------

Net cash provided by financing activities                                         (16,053,286)     7,879,141
                                                                                 -------------  -------------

Net increase in cash and cash equivalents                                         (13,808,397)    (5,993,629)
Cash and cash equivalents at beginning of period                                   17,160,318      9,024,556
                                                                                 -------------  -------------

Cash and cash equivalents at end of period                                       $  3,351,921   $  3,030,927
                                                                                 =============  =============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
  Interest                                                                       $  1,899,011   $  1,277,719
  Income taxes                                                                   $          -   $    120,000

     The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION  AND  MANAGEMENT  REPRESENTATION

     The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and the Company's income statement for the three months ended March 31, 2007 and 2006, and the statement of cash flows for the three months ended March 31, 2007 and 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     The balance sheet as of December 31, 2006, has been derived from the audited balance sheet as of that date.

RECLASSIFICATIONS

     Certain reclassifications were made to prior periods presented to conform to the current year. These reclassifications are of a normal recurring nature.

STOCK-BASED  COMPENSATION

     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "Share-Based Payment," which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes Model for option valuation. This model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. No options were granted for the three months ended March 31, 2007.

     The assumptions used for the three-month period ended March 31, 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                             DURING THE PERIOD ENDED:

                                        March 31, 2006
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

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2  -  EARNINGS  PER  SHARE  (EPS)

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of March 31, 2007 and 2006. Weighted average shares outstanding used in the computation of basic earnings per share were 2,388,739 and 2,386,239 in 2007 and 2006, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,548,089 and 2,549,433 in 2007 and 2006, respectively.

NOTE  3  -  SECURITIES

     Securities are classified in two categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; and equity securities classified as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes reported in a separate component of stockholders' equity. Any gains or losses on sales of investments are computed on a specific identification basis.

     The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of March 31, 2007.

The amortized cost or fair values of investment securities available-for-sale at March 31, 2007 were:

                                                         Gross        Gross       Estimated
                                          Amortized   Unrealized    Unrealized      Fair
                                            Cost         Gains        Losses        Value
                                         ---------------------------------------------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies  $36,220,118  $    52,454  $  (253,588)  $36,018,984
State and political subdivisions          18,712,589       40,575      (56,101)   18,697,063
Asset backed-securities                    8,490,880        8,206     (108,571)    8,390,515
Mortgage backed-securities                14,299,443       15,782     (268,771)   14,046,454
Short-term mutual funds                      500,000            -            -       500,000
                                         ---------------------------------------------------
                                         $78,223,030  $   117,017  $  (687,031)  $77,653,016
                                         ===================================================

The amortized cost or fair values of investment securities held-to-maturity at March 31, 2007 were:

                                                        Gross        Gross      Estimated
                                         Amortized   Unrealized    Unrealized      Fair
                                            Cost        Gains        Losses       Value
                                         -------------------------------------------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies  $3,083,538  $         -  $  (119,794)  $2,963,744
State and political subdivisions          3,589,576      123,143      (21,540)   3,691,179
Asset backed-securities                     501,537            -            -      501,537
Mortgage backed-securities                  184,305          532           (6)     184,831
                                         -------------------------------------------------
                                         $7,358,956  $   123,675  $  (141,340)  $7,341,291
                                         =================================================

Securities carried at approximately $75,970,000 were pledged to secure deposits of public funds and borrowing arrangements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  SECURITIES  CONT'D

     The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2006.

                                                 Gross        Gross       Estimated
                                  Amortized   Unrealized    Unrealized      Fair
                                    Cost         Gains        Losses        Value
                                 -----------  -----------  ------------  -----------
Available-for-Sale Securities:
  U.S. Government Agencies       $39,415,380  $    63,385  $  (294,940)  $39,183,825
  State and public subdivisions   19,522,737       38,074      (74,787)   19,486,024
  Asset backed-securities          7,280,691        3,946     (133,943)    7,150,694
  Mortgage backed-securities      15,138,808       12,460     (314,084)   14,837,184
  Short-term mutual funds            500,000            -            -       500,000
                                 -----------  -----------  ------------  -----------

                                 $81,857,616  $   117,865  $  (817,754)  $81,157,727
                                 ===========  ===========  ============  ===========

Held-to-Maturity Securities:
  U.S. Government Agencies       $ 2,468,485  $         -  $   (17,659)  $ 2,450,826
  State and public subdivisions    2,313,410      119,689      (12,909)    2,420,190
  Asset backed-securities             14,526            -            -        14,526
  Mortgage backed-securities         189,574        2,567          (57)      192,084
                                 -----------  -----------  ------------  -----------

                                 $ 4,985,995  $   122,256  $   (30,625)  $ 5,077,626
                                 ===========  ===========  ============  ===========

     Securities carried at approximately $63,146,000 were pledged to secure deposits of public funds and borrowing arrangements.

NOTE  4  -  LOANS

     Service 1st Bank's customers are primarily located in San Joaquin County. At March 31, 2007, approximately 65.8% of the Bank's loans are for real estate and construction loans and approximately 21.7% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 1.3% of the loan portfolio, leases make up 7.4% of the loan portfolio, with agricultural loans making up the remaining 3.8%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:
                                           3/31/2007     12/31/2006
                                         -------------  -------------
Construction and land development loans  $ 33,023,028   $ 34,248,157
Real estate loans                          42,374,272     43,396,795
Commercial loans                           24,915,784     23,421,351
Leases                                      8,436,148      8,591,815
Agricultural loans                          4,299,869      4,288,022
Consumer loans                              1,540,503      1,225,571
                                         -------------  -------------
                                          114,589,604    115,171,711
Deferred loan fees and costs                 (169,470)      (234,487)
Allowance for loan losses                  (1,429,050)    (1,429,050)
                                         -------------  -------------
Total net loans                          $112,991,084   $113,508,174
                                         =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2
- Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

     Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of March 31, 2007, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. ("Charter"). Charter assists new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter will also provide consulting services to new banks including formulating policies and providing other ongoing services.

     The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the financial statements included in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2006.

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

SUMMARY OF FINANCIAL CONDITION

     The Company's total consolidated assets declined 6.7% from December 31, 2006 to March 31, 2007. As of March 31, 2007, total consolidated assets were $211,903,081 compared to $227,220,390 as of December 31, 2006, and $177,589,194
at March 31, 2006. The decline in total assets from December 31, 2006 was primarily from a decline in noninterest-bearing DDA, which required a reduction in Federal Funds sold from $10,616,902 at December 31, 2006 to $165,000 at March 31, 2007.

     Total net loans at March 31, 2007 were $112,991,094 compared to $113,508,174 at December 31, 2006 and $96,422,826 at March 31, 2006. This
represents a decrease in net loans of .5% from December 31, 2006.

     Cash and due from banks declined from $6,543,416 at December 31, 2006 to $3,186,921 at March 31, 2007. The reduction in cash was used to fund a portion of the decline in noninterest-bearing DDA.

     Total deposits were $183,901,805 at March 31, 2007 compared to $199,955,091 at December 31, 2006 and $154,579,674 at March 31, 2006. Noninterest-bearing DDA accounts decreased from $33,848,426 at December 31, 2006 to $22,753,141 at March 31, 2007. Money market, NOW, and savings accounts decreased to $83,206,061 at March 31, 2007 from $94,662,249 at December 31, 2006. Time deposits under $100,000 increased from $48,409,724 at December 31, 2006 to $54,906,436 at March 31, 2007. The decline in noninterest-bearing DDA's was primarily related to the loss of a large title company's deposit relationship. The decline in money market, NOW, and savings accounts was primarily related to a large client moving funds from their money market account to time deposits. The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $30,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $42,184,035 at December 31, 2006 to $47,806,925 at March 31, 2007.

      Other borrowings at March 31, 2007 and December 31, 2006 were $9,155,000. The borrowings consist of $4,000,000 from the Federal Home Loan Bank of San Francisco and $5,155,000 of Trust Preferred Securities.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2007 was $113,139 compared to $201,330 for 2006. Income tax expense for the three months ended March 31, 2007 was $43,998 compared to $77,780 for the same time period in 2006.

     Basic earnings per share for the three months ended March 31, 2007 was $0.05 per share compared to $.08 for the three months ended March 31, 2006. Diluted earnings per share for the three months ended March 31, 2007 and 2006 were $0.04 and $0.08, respectively.

     The decline in net income for the three months ended March 31, 2007 was primarily due to the staffing for the new Lodi branch that opened in mid-August 2006, and for Charter Services Group, Inc., increased advertising expense, and an increase in other expenses related to the growth of the Company.

NET  INTEREST  INCOME  AND  NET  INTEREST  MARGIN

     Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

     The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended March 31, 2007 and 2006:

                                                      March 31, 2007                      March 31, 2006
                                        -------------------------------------  ------------------------------------
                                                                     Average                               Average
                                           Average      Income/     Yield or      Average      Income/     Yield or
                                           Balance      Expense    Rate Paid      Balance      Expense    Rate Paid
                                        -------------------------------------  ------------------------------------
Interest-earning assets:
Interest-bearing deposits               $  1,362,409   $   17,955       5.34%  $  1,231,498   $   13,678       4.50%
Investments                               86,937,985    1,019,810       4.76%    69,174,559      726,794       4.26%
Federal funds sold                         4,048,187       56,996       5.71%     1,725,216       18,502       4.35%
Loans (1) (2)                            113,715,097    2,519,177       8.98%    87,913,182    1,893,374       8.73%
                                        -------------------------              -------------------------
  Total interest-earning assets          206,063,678    3,613,938       7.11%   160,044,455    2,652,348       6.72%

Allowance for possible loan losses        (1,429,050)                            (1,126,299)
Cash and due from banks                    3,965,829                              3,578,994
Bank premises and equipment                1,410,576                                632,942
Accrued interest receivable                1,219,983                                798,416
Other assets                               6,643,016                              6,262,603
                                        -------------                          -------------
  Total assets                          $217,874,032                           $170,191,111
                                        =============                          =============

Interest-Bearing Liabilities:
Demand deposits                         $ 57,307,812      595,141       4.21%  $ 69,229,031      481,150       2.82%
Savings and money market accounts         28,931,296      220,641       3.09%    17,433,300       74,800       1.74%
Time Deposits                             78,224,063      947,531       4.91%    38,718,216      388,167       4.07%
Other borrowings                           9,237,206      131,334       5.77%     2,488,843       32,505       5.30%
                                        -------------------------              -------------------------
  Total interest-bearing liabilities     173,700,377    1,894,647       4.42%   127,869,390      976,622       3.10%

Non-interest bearing demand deposits      25,264,283                             25,854,383
Other Liabilities                          1,704,600                              1,887,042
                                        -------------                          -------------
  Total liabilities                      200,669,260                            155,610,815
Shareholders' equity                      17,204,772                             14,580,296
                                        -------------                          -------------
  Total liabilities and shareholders'
    equity                              $217,874,032                           $170,191,111
                                        =============                          =============
                                                       -----------                            -----------
Net interest income                                    $1,719,291                             $1,675,726
                                                       ===========                            ===========
Net interest margin on average
  interest earning assets (3)                                           3.38%                                  4.25%

1. Average loan balances include average deferred loan fees of $211,479 and $286,549 for the three months ended March 31, 2007 and 2006, respectively.
2. Interest on loans includes fees of $62,848 and $49,883 for the three month periods ended March 31, 2007 and 2006, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

     Net interest income for the three months ended March 31, 2007 was $1,719,291 compared to $1,675,726 for 2006. Average interest-earning assets for the three months ended March 31, 2007 were $206,063,678 compared to $160,044,455 during the same three months of 2006. The yield earned on average interest-earning assets during the quarter ended March 31, 2007 was 7.11% compared to 6.72% during the same quarter of 2006. The average rate paid on interest bearing-liabilities increased from 3.10% for the quarter ended March 31, 2006 to 4.42% during the first quarter of 2007. The increase in rates earned on loans, investments, and paid on deposits and borrowings was a result of the Federal Reserve Bank raising interest rates two times during the fiscal 2006 year. Also, the competition for deposits has caused higher interest expense to attract and maintain deposits. The Bank utilized time deposits at a higher rate to replace a portion of the decline of noninterest-bearing DDA and money market accounts.

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

     Construction loans and other real estate secured loans comprise 65.8% of total loans outstanding at March 31, 2007. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

     The provision for loan losses for the three months ended March 31, 2007 was $0 compared to $45,000 during the same quarter of 2006. The allowance for loan losses was $1,429,050 at March 31, 2007 and December 31, 2006. The ratio of allowance for loan losses to gross loans was 1.25% at March 31, 2007 compared to 1.19% at December 31, 2006. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).
Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount necessary to support the risks inherent in the portfolio.

     The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                                  For the three months ended March 31,
                                                                        2007                2006
                                                                 ------------------  ------------------
OUTSTANDING LOANS:
  Average for the Period                                         $     113,715,097   $      87,913,182
  End of the Period                                                    114,589,604          97,877,589
ALLOWANCE FOR LOAN LOSSES:
Balance at Beginning of Year                                             1,429,050           1,123,494
Actual Charge-Offs:
  Commercial                                                                     -                   -
  Consumer                                                                       -                   -
  Real Estate                                                                    -                   -
                                                                 ------------------  ------------------
Total Charge-Offs                                                                -                   -
                                                                 ------------------  ------------------
Less Recoveries:
  Commercial                                                                     -                   -
  Consumer                                                                       -                   -
  Real Estate                                                                    -                   -
                                                                 ------------------  ------------------
Total Recoveries                                                                 -                   -
                                                                 ------------------  ------------------
Net Loans Charged-Off                                                            -                   -
Provision for Loan Losses                                                        -              45,000
                                                                 ------------------  ------------------
Balance at End of Period                                         $       1,429,050   $       1,168,494
                                                                 ==================  ==================
RATIOS:
Net Loans Charged-Off (Recoveries) to Average Loans                           0.00%               0.00%
Allowance for Loan Losses to Total Loans                                      1.25%               1.19%
Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                                   0.00%               0.00%
Net Loans Charged-Off (Recoveries) to Provision for Loan Losses                 N/A               0.00%

Allowance for Loan Losses to Nonperforming Loans                            401.37%           2,338.53%

Non performing assets                                                      356,042              49,967

NONACCRUAL  LOANS,  LOANS  PAST  DUE  90  DAYS  AND  OREO

     Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely.

     At March 31, 2007, there were loans totaling $356,042 that were considered impaired or troubled debt restructurings compared to $49,967 at March 31, 2006 and $435,147 at December 31, 2006. These loans were delinquent and placed on nonaccrual, but management currently believes that there will be no material losses on these loans. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. At March 31, 2007 and December 31, 2006, $267,032 and $303,320 of the non-accrual loans, respectively, were guaranteed by the Small Business Administration. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2007 or December 31, 2006. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at March 31, 2007 and December 31, 2006.

OTHER INCOME

     Other income for the three months ended March 31, 2007 was $205,177 compared to $135,610 for the same period during 2006. The Bank offers fixed rate commercial real estate loans through third party lenders. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended March 31, 2007 were $36,900. There were no fees earned during the same quarter of 2006. Service charges, fees, and other income for the three months ended March 31, 2007 were $115,395 compared to $71,425 for the same period of 2006. The increase in service charges, fees and other income from 2006 to 2007 was primarily from an increase in NSF charges and a $35,000 fee earned by the Company's subsidiary, Charter Services Group, Inc. ("Charter"). There were no fees earned by Charter in 2006.

OTHER EXPENSE

     Salaries and employee benefits for the three months ended March 31, 2007 were $1,019,221 compared to $813,555 for the three months ended March 31, 2006. The increase in salaries and employee benefits during 2007 was a result of an increase in the number of employees for the Lodi, California office which opened in mid-August, 2006 and for Charter. There were 47 employees at March 31, 2007 compared to 37 at March 31, 2006.

     Occupancy and equipment expense for the three months ended March 31, 2007 was $239,714 compared to $209,038 for the same period of 2006.

     Data processing and other professional fees were $150,210 for the three months ended March 31, 2007 compared to $168,552 for the three months ended March 31, 2006.

     Loan department expense for the three months ended March 31, 2007 was $20,245 compared to $104,086 for the same period of 2006. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid-off early. The primary decline in expense is due to amortization expense for loan servicing assets of $93,393 during the three months ended March 31, 2006. The comparable expense for the three months ended March 31, 2007 was $14,800.

     Advertising and promotion expense for the three months ended March 31, 2007 was $91,018 compared to $29,589 for the same period during 2006. The increase in expense was due to a substantial advertising campaign to aggressively promote the Bank and differentiate the Bank from its competition.
     The remainder of the other operating expenses increased due to the growth of the Company.

CAPITAL RESOURCES

     Total shareholders' equity at March 31, 2007 was $17,206,339 compared to $16,966,834 at December 31, 2006. The increase was primarily from the net income for the three months ended March 31, 2007 of $113,139 and an improvement in market value on investments, which accounted for an increase in other comprehensive income, net of tax of $76,290.

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

     The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2007 and December 31, 2006, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                                     To be well-
                                                    Actual            For capital adequacy        capitalized under
                                                                              purposes             prompt corrective
                                                                                                   action provisions
                                            ------------------------  ------------------------  ------------------------
                                              Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            -----------  -----------  -----------  -----------  ------------ -----------
As of March 31, 2007:

Company:
  Total capital (to risk weighted assets)   $    29,337        19.0%  $    12,321         8.0%          N/A          N/A
  Tier 1 capital (to risk weighted assets)  $    22,691        14.7%  $     6,160         4.0%          N/A          N/A
  Tier 1 capital (to average assets)        $    22,691        10.4%  $     8,715         4.0%          N/A          N/A
Bank:
  Total capital (to risk weighted assets)   $    21,500        14.0%  $    12,273         8.0%  $    15,341        10.0%
  Tier 1 capital (to risk weighted assets)  $    20,059        13.1%  $     6,137         4.0%  $     9,205         6.0%
  Tier 1 capital (to average assets)        $    20,059         9.3%  $     8,608         4.0%  $    10,736         5.0%

As of December 31, 2006:

Company:
  Total capital (to risk weighted assets)   $    23,956        15.3%  $    12,510         8.0%          N/A          N/A
  Tier 1capital (to risk weighted assets)   $    22,527        14.4%  $     6,255         4.0%          N/A          N/A
  Tier 1 capital (to average assets)        $    22,527        10.4%  $     8,673         4.0%          N/A          N/A
Bank:
  Total capital (to risk weighted assets)   $    21,519        13.8%  $    12,510         8.0%  $    15,637        10.0%
  Tier 1capital (to risk weighted assets)   $    20,028        12.8%  $     6,255         4.0%  $     9,382         6.0%
  Tier 1 capital (to average assets)        $    20,028         9.3%  $     8,593         4.0%  $    10,741         5.0%

     The Bank meets the "well capitalized" capital ratio measures at both March 31, 2007 and December 31, 2006.

LIQUIDITY

     Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and unencumbered securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2007 and December 31, 2006 were approximately $36,796,000 and $1,207,000 and $39,365,000 and $1,242,000,
respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments, and short-term interest bearing deposits. At March 31, 2007, consolidated unencumbered liquid assets totaled $21,325,708 or 10.1% of total assets compared to $33,109,460 or 14.6% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $45,800,000 with correspondent banks. At March 31, 2007, the Company had $45,800,000 available under these credit lines. Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB"). At March 31, 2007, the Bank secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At March 31, 2007, the Company had advances, borrowings and commitments outstanding of $4,000,000, leaving $13,964,531 available under the FHLB secured borrowing arrangement. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending March 31, 2007 and 2006.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $38,003,000 and $40,607,000 at March 31, 2007 and December 31, 2006, respectively. As a percentage of net loans and leases these off-balance sheet items represent 33.6% and 35.8%, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Cash Flow" for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

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

                                           Projected change in economic
                                                      value
                                    ------------------------------------------
                                         March 31,             December 31,
Change in interest rates                   2007                   2006
------------------------            --------------------  --------------------
100 basis point rise                              -18.5%                -15.6%
100 basis point decline                             7.6%                  5.2%

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

                                        Projected change in net interest
                                                     income
                                    ----------------------------------------
                                           March 31,         December 31,
Change in interest rates                     2007               2006
------------------------            -------------------  -------------------
100 basis point rise                              3.91%                4.32%
100 basis point decline                           2.51%                1.12%

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


ITEM 4. CONTROLS AND PROCEDURES

     (a)     Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended March 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     (b)     Internal Control Over Financial Reporting

An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 1A.    RISK FACTORS

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

                     (10.29)  Lease option exercise letter dated
                              September 12, 2006, related to 60 West 10th
                              Street, Tracy, CA 95376, incorporated by reference from Registrant's Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.

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


                                        SERVICE 1ST BANCORP

Date: May 14, 2007                      By:     /s/ JOHN O. BROOKS
                                               ---------------------------------
                                                John O. Brooks
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: May 14, 2007                      By:     /s/ ROBERT E. BLOCH
                                              ----------------------------------
                                                Robert E. Bloch
                                                Executive Vice President and
                                                Chief financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                         EXHIBIT INDEX
                                         -------------

Exhibit                                                                                 Sequential
Number                                    Description                                   Page Number
-------  -----------------------------------------------------------------------------  -----------
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                         27
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                         28
32.1     Certification of Service 1st Bancorp by its Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.        29