Form 10-Q
period 2007-06-30
SERVICE 1ST BANCORP
filed 2007-08-13
CIK 1225078

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

                                 (209) 956-7800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: No par value common stock - 2,388,739 shares outstanding at August 13, 2007.

================================================================================

The Index to Exhibits is located at page 27.

                                      INDEX
                        TO SERVICE 1ST BANCORP FORM 10-Q
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2007

                                                                                                      PAGE
                                                                                                      ----
Part I

Item 1    Financial Statements                                                                          3
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations        11
Item 3    Quantitative and Qualitative Disclosures About Market Risk                                   20
Item 4    Controls and Procedures                                                                      21
Item 4T   Controls and Procedures                                                                      21

Part II

Item 1    Legal Proceedings                                                                            21
Item 1A   Risk Factors                                                                                 21
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                                  22
Item 3    Defaults Upon Senior Securities                                                              22
Item 4    Submission of Matters to a Vote of Security Holders                                          22
Item 5    Other Information                                                                            22
Item 6    Exhibits                                                                                     22

Signatures                                                                                             26

Exhibit                                                                                                27
Index

   4.2    Trust Preferred Security Indenture dated August 17, 2006 between Service 1st                 28
          Bancorp and Wells Fargo Bank, National Association
   4.3    Trust Preferred Security Amended and Restated Declaration of Trust dated                     91
          August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association
   4.4    Trust Preferred Security Guarantee Agreement dated August 17, 2006 between                  149
          Service 1st Bancorp and Wells Fargo Bank, National Association
   4.5    Trust Preferred Security Junior Subordinated Debt Security dated August 17, 2006            168
          between Service 1st Bancorp and Wells Fargo Bank, National Association
   4.6    Trust Preferred Security Trust Preferred Security Certificate dated August 17, 2006         174
          between Service 1st Bancorp and Wells Fargo Bank, National Association
  31.1    Certification of Chief Executive Officer pursuant to Section 302 of the                     182
          Sarbanes-Oxley Act of 2002
  31.2    Certification of Chief Financial Officer pursuant to Section 302 of the                     183
          Sarbanes-Oxley Act of 2002
  32.1    Certification of Service 1st Bancorp by its Chief Executive Officer and Chief               184
          Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             06/30/07       12/31/06
                                                          -------------   -------------
                                                           (Unaudited)
ASSETS

Cash and due from banks                                   $   5,174,082   $   6,543,416
Federal funds sold                                              220,000      10,616,902
                                                          -------------   -------------
    Cash and cash equivalents                                 5,394,082      17,160,318
Certificates of deposit with other banks                      2,341,750       1,500,000
Investment securities available-for-sale                     72,311,970      81,157,727
Investment securities held-to-maturity                       11,623,076       4,985,995

Loans, net                                                  117,644,105     113,508,174

Bank premises and equipment, net                              1,306,848       1,388,980
Cash surrender value of life insurance                        3,631,474       3,566,696
Accrued interest receivable                                   1,444,430       1,461,602
Other assets                                                  4,401,521       2,490,898
                                                          -------------   -------------
    Total assets                                          $ 220,099,256   $ 227,220,390
                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                              $  22,837,773   $  33,848,426
  Money market, NOW and savings                              85,012,744      94,662,249
  Time deposits under $100,000                               62,806,270      48,409,724
  Time deposits $100,000 and over                            20,967,900      23,034,692
                                                          -------------   -------------
    Total deposits                                          191,624,687     199,955,091
Other borrowings                                              9,793,026       9,155,000
Accrued interest and other liabilities                        1,744,117       1,143,465
                                                          -------------   -------------
    Total liabilities                                       203,161,830     210,253,556

Shareholders' equity:
  Common stock                                               16,023,738      16,023,738
  Additional paid-in-capital                                    313,154         207,144
  Retained earnings                                           1,443,701       1,147,067
  Accumulated other comprehensive income, net of tax           (843,167)       (411,115)
                                                          -------------   -------------
    Total shareholders' equity                               16,937,426      16,966,834

                                                          -------------   -------------
    Total liabilities and shareholders' equity            $ 220,099,256   $ 227,220,390
                                                          =============   =============

         The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDING
                                   (unaudited)

                                                           For the three months ended    For the six months ended
                                                          ---------------------------   ---------------------------
                                                            06/30/07       06/30/06       06/30/07       06/30/06
                                                          ------------   ------------   ------------   ------------
Interest income:
   Interest and fees on loans                             $  2,612,211   $  2,271,226   $  5,131,388   $  4,164,600
   Interest on investments                                   1,034,262        734,390      2,054,072      1,468,028
   Interest on fed funds sold                                    9,403          5,610         66,399         24,112
   Other interest income                                        13,839            975         31,794          7,809
                                                          ------------   ------------   ------------   ------------
     Total interest income                                   3,669,715      3,012,201      7,283,653      5,664,549
Interest expense:
   Interest expense on deposits                              1,750,008      1,107,460      3,513,321      2,051,577
  Interest on borrowings                                       183,957        170,272        315,291        202,777
                                                          ------------   ------------   ------------   ------------
  Total interest expense                                     1,933,965      1,277,732      3,828,612      2,254,354
                                                          ------------   ------------   ------------   ------------

Net interest income before provision for loan losses         1,735,750      1,734,469      3,455,041      3,410,195

Provision for loan losses                                       50,000         95,000         50,000        140,000
                                                          ------------   ------------   ------------   ------------
Net interest income after provision for loan losses          1,685,750      1,639,469      3,405,041      3,270,195

Other Income:
   Service charges, fees, and other income                      44,121         66,052        159,516        137,477
   Gain on the sale of investment securities                     1,375              -         (6,578)             -
   Gain on sale and servicing of loans                          12,970         32,685         34,814         59,071
   Referral fees on mortgage loans                             174,970              -        211,870              -
   Earnings on cash surrender value of life insurance           39,623         38,416         78,614         76,215
   Consulting fees                                              60,000              -         60,000              -
                                                          ------------   ------------   ------------   ------------
     Total other income                                        333,059        137,153        538,236        272,763

Other Expenses:
   Salaries and employee benefits                            1,070,054        829,696      2,089,275      1,643,251
   Occupancy expense                                           160,811        151,784        324,856        309,480
   Equipment expense                                            88,406         56,823        164,075        108,165
   Data processing and other professional fees                 147,009        152,085        297,220        320,637
   Office supplies and equipment                                67,039         40,243        134,771         83,026
   Loan department expense                                         409         20,439         20,654        124,525
   Advertising and promotion                                    47,694         61,985        138,712         91,574
   Directors fees and expenses                                  61,688         43,134        113,380         85,575
   FDIC and state assessments                                   18,442         13,244         28,035         33,379
   Other operating expenses                                    118,882         81,825        236,787        138,872
                                                          ------------   ------------   ------------   ------------
     Total other expenses                                    1,780,434      1,451,258      3,547,765      2,938,484
                                                          ------------   ------------   ------------   ------------

Income before income taxes                                     238,375        325,364        395,512        604,474
Income tax expense                                              54,880         86,687         98,878        164,467
                                                          ------------   ------------   ------------   ------------
   Net income                                             $    183,495   $    238,677   $    296,634   $    440,007
                                                          ============   ============   ============   ============

Net income per share - basic                              $       0.07   $       0.10   $       0.12   $       0.18
                                                          ============   ============   ============   ============
Net income per share - diluted                            $       0.07   $       0.09   $       0.12   $       0.17
                                                          ============   ============   ============   ============

         The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                        Accumulated
                                        Common Stock         Additional                                   Other           Total
                                 -------------------------    Paid in      Comprehensive   Retained    Comprehensive  Shareholders'
                                    Shares       Amount       Capital          Income      Earnings       Income         Equity
                                 -----------  ------------  -----------   --------------  ----------   -------------  -------------
Balance January 1, 2006            2,386,239  $ 15,992,913  $         -                   $  299,946   $    (718,758) $  15,574,101

Stock options exercised                2,500        30,825                                                                   30,825
Surplus from options expense                                    207,144                                                     207,144

COMPREHENSIVE INCOME:
  Net income                                                              $     847,121      847,121                        847,121

  Unrealized losses on
   securities net of taxes
   of $217,194                                                                  308,699            -         308,699        308,699

  Reclassification adjustment
    for losses included in net
    income, net of tax of $743                                                   (1,056)           -          (1,056)        (1,056)
                                                                          -------------
  Comprehensive income                                                    $   1,154,764
                                                                          =============
                                 -----------  ------------  -----------                   ----------   -------------  -------------
Balance December 31, 2006          2,388,739    16,023,738      207,144                    1,147,067        (411,115)    16,966,834

  Surplus from options expense                                  106,010                                                     106,010
COMPREHENSIVE INCOME:
  Net income                                                              $     296,634      296,634                        296,634
  Unrealized losses on
    securities net of taxes
     of $301,265                                                               (428,191)                    (428,191)      (428,191)
  Reclassification adjustment
    for losses included in net
    income, net of tax of $2,717                                                 (3,861)                      (3,861)        (3,861)
                                                                          -------------
  Comprehensive income                                                    $    (135,418)
                                                                          =============
                                 -----------  ------------  -----------                   ----------   -------------  -------------
Balance June 30, 2007              2,388,739  $ 16,023,738  $   313,154                   $1,443,701   $    (843,167) $  16,937,426
                                 ===========  ============  ===========                   ==========   =============  =============

         The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (unaudited)

                                                                                        2007           2006
                                                                                   -------------   -------------
Operating activities:
   Net income                                                                      $     296,634   $     440,007
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                              50,000         140,000
   Depreciation                                                                          118,942          80,656
   Amortization and accretion on securities                                              (36,488)        134,573
   Earnings on cash surrender value life insurance, net                                  (64,778)        (66,252)
   Options Expense                                                                       106,010          99,298
   Gain on sale of loans                                                                  (6,737)        (12,733)
   Loans originated for sale                                                             (63,750)              -
   Proceeds from loan sales                                                               70,487         150,150
   Loss on sale of securities, net                                                         6,578               -
   Decrease (Increase) in accrued interest                                                17,172         (97,461)
   Decrease (Increase) in other assets                                                (1,620,972)       (652,265)
   Increase in accrued expenses and other liabilities                                    600,652        (238,408)
                                                                                   -------------   -------------
 Net cash provided by (used in) operating activities                                    (526,250)        (22,435)
Investing activities:
   Purchases of securities available-for-sale                                         (5,339,062)     (3,274,813)
   Purchases of securities held-to-maturity                                           (7,380,003)       (500,000)
   Proceeds from sales of available-for-sale securities                                3,228,767               -
   Proceeds from sales of held-to-maturity securities                                    209,042               -
   Proceeds from payments, maturities and calls of available-for-sale
     securities                                                                       10,158,779       3,894,905
   Proceeds from payments, maturities and calls of held-to-maturity securities           639,360          54,265
   Net decrease (increase) in loans                                                   (4,185,931)    (26,135,106)
   Certificates of deposit with other banks                                             (841,750)        700,000
   Purchases of premises and equipment                                                   (36,810)       (455,592)
                                                                                   -------------   -------------
 Net cash used by investing activities                                                (3,547,608)    (25,716,341)

Financing activities:
   Net decrease in demand, interest-bearing deposits and savings                     (14,163,446)    (23,758,910)
   Net increase in time deposits                                                       5,833,042      33,309,264
   Options exercised                                                                           -               -
   Net change in borrowings                                                              638,026      12,896,000
                                                                                   -------------   -------------
 Net cash provided by financing activities                                            (7,692,378)     22,446,354
                                                                                   -------------   -------------

Net increase in cash and cash equivalents                                            (11,766,236)     (3,292,422)
Cash and cash equivalents at beginning of period                                      17,160,318       9,024,556
                                                                                   -------------   -------------
Cash and cash equivalents at end of period                                         $   5,394,082   $   5,732,134
                                                                                   =============   =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                                        $   3,797,407   $   2,290,551
   Income taxes                                                                    $           -   $     247,000

         The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

         The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the Company's income statement for the three months ended June 30, 2007 and 2006, and the statement of cash flows for the three months ended June 30, 2007 and 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

         The assumptions used for the six-month period ended June 30, 2007 and 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                         June 30, 2007   June 30, 2006
                                         -------------   -------------
         Expected Life                       72 months       72 months
         Stock Volatility                        75.08%          55.58%
         Risk free interest rate                  4.75%           4.77%
         Dividend yield                           0.00%           0.00%

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of June 30, 2007 and 2006. Weighted average shares outstanding used in the computation of basic earnings per share were 2,388,739 and 2,388,739 in 2007 and 2006, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share were 2,530,173 and 2,548,089 in 2007 and 2006, respectively.

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

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of June 30, 2007.

The amortized cost or fair values of investment securities available-for-sale at June 30, 2007 were:

                                                                Gross          Gross          Estimated
                                              Amortized      Unrealized      Unrealized         Fair
                                                Cost            Gains          Losses           Value
                                            -------------   -------------   -------------   -------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies     $  32,455,341   $       1,955   $    (574,883)  $  31,882,413
State and political subdivisions               18,989,867             139        (310,020)     18,679,986
Asset backed-securities                         7,923,433           4,555        (184,880)      7,743,108
Mortgage backed-securities                     13,879,050           7,418        (380,005)     13,506,463
Short-term mutual funds                           500,000               -               -         500,000
                                            -------------   -------------   -------------   -------------
                                            $  73,747,691   $      14,067   $  (1,449,788)  $  72,311,970
                                            =============   =============   =============   =============

The amortized cost or fair values of investment securities held-to-maturity at June 30, 2007 were:

                                                                Gross          Gross          Estimated
                                              Amortized      Unrealized      Unrealized         Fair
                                                Cost            Gains          Losses           Value
                                            -------------   -------------   -------------   -------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies     $   3,983,667   $       3,650   $    (259,318)  $   3,727,999
State and political subdivisions                4,564,801          13,123        (375,657)      4,202,267
Asset backed-securities                         2,898,037          13,805         (12,462)      2,899,380
Mortgage backed-securities                        176,571           1,223            (948)        176,846
                                            -------------   -------------   -------------   -------------
                                            $  11,623,076   $      31,801   $    (648,385)  $  11,006,492
                                            =============   =============   =============   =============

         Securities carried at approximately $57,366,000 were pledged to secure deposits of public funds and borrowing arrangements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES cont'd

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2006.

                                                                Gross          Gross          Estimated
                                             Amortized        Unrealized     Unrealized         Fair
                                                Cost            Gains          Losses           Value
                                            -------------   -------------   -------------   -------------
Available-for-Sale Securities:
  U.S. Government Agencies                  $  39,415,380   $      63,385   $    (294,940)  $  39,183,825
  State and public subdivisions                19,522,737          38,074         (74,787)     19,486,024
  Asset backed-securities                       7,280,691           3,946        (133,943)      7,150,694
  Mortgage backed-securities                   15,138,808          12,460        (314,084)     14,837,184
  Short-term mutual funds                         500,000               -               -         500,000
                                            -------------   -------------   -------------   -------------
                                            $  81,857,616   $     117,865   $    (817,754)  $  81,157,727
                                            =============   =============   =============   =============
Held-to-Maturity Securities:
  U.S. Government Agencies                  $   2,468,485   $           -   $     (17,659)  $   2,450,826
  State and public subdivisions                 2,313,410         119,689         (12,909)      2,420,190
  Asset backed-securities                          14,526               -               -          14,526
  Mortgage backed-securities                      189,574           2,567             (57)        192,084
                                            -------------   -------------   -------------   -------------
                                            $   4,985,995   $     122,256   $     (30,625)  $   5,077,626
                                            =============   =============   =============   =============

         Securities carried at approximately $63,146,000 were pledged to secure deposits of public funds and borrowing arrangements.

NOTE 4 - LOANS

         Service 1st Bank's customers are primarily located in San Joaquin County. At June 30, 2007, approximately 65.4% of the Bank's loans are for real estate and construction loans and approximately 19.1% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 2.2% of the loan portfolio, leases make up 7.4% of the loan portfolio, with agricultural loans making up the remaining 5.9%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                                 6/30/2007        12/31/2006
                                               -------------    -------------
Construction and land development loans        $  32,467,271    $  34,248,157
Real estate loans                                 45,583,221       43,396,795
Commercial loans                                  22,742,792       23,421,351
Leases                                             8,782,878        8,591,815
Agricultural loans                                 7,025,925        4,288,022
Consumer loans                                     2,673,588        1,225,571
                                               -------------    -------------
                                                 119,275,675      115,171,711
Deferred loan fees and costs                        (152,520)        (234,487)
Allowance for loan losses                         (1,479,050)      (1,429,050)
                                               -------------    -------------
     Total net loans                           $ 117,644,105    $ 113,508,174
                                               =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2 - Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of June 30, 2007, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. ("Charter"). Charter assists new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter will also provide consulting services to new banks including formulating policies and providing other ongoing services.

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

SUMMARY OF FINANCIAL CONDITION

         The Company's total consolidated assets declined 3.1% from December 31, 2006 to June 30, 2007. As of June 30, 2007, total consolidated assets were $220,099,256 compared to $227,220,390 as of December 31, 2006, and $191,696,466
at June 30, 2006. The decline in total assets from December 31, 2006 was primarily due to a decline in noninterest-bearing DDA, which required a reduction in Federal Funds sold from $10,616,902 at December 31, 2006 to $220,000 at June 30, 2007.

         Total net loans at June 30, 2007 were $117,644,106 compared to $113,508,174 at December 31, 2006 and $108,390,821 at June 30, 2006. This
represents an increase in net loans of 3.6% from December 31, 2006.

         Cash and due from banks declined from $6,543,416 at December 31, 2006 to $5,174,082 at June 30, 2007. The reduction in cash was used to fund loan originations.

         Total deposits were $191,624,687 at June 30, 2007 compared to $199,955,091 at December 31, 2006 and $160,692,021 at June 30, 2006.
Noninterest-bearing DDA accounts decreased from $33,848,426 at December 31, 2006 to $22,837,773 at June 30, 2007. Money market, NOW, and savings accounts decreased to $85,012,744 at June 30, 2007 from $94,662,249 at December 31, 2006.
Time deposits under $100,000 increased from $48,409,724 at December 31, 2006 to $62,806,270 at June 30, 2007. The decline in noninterest-bearing DDA's was primarily related to the loss of a large title company's deposit relationship. The decline in money market, NOW, and savings accounts was primarily related to a large client moving funds from their money market account to time deposits. The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $30,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $42,184,035 at December 31, 2006 to $55,665,981 at June 30, 2007.

          Other borrowings at June 30, 2007 and December 31, 2006 were $9,793,026. The borrowings consist of $4,000,000 from the Federal Home Loan Bank of San Francisco, $5,155,000 of Trust Preferred Securities, and $638,026 in overnight Federal Funds purchased.

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 2007 was $183,495 compared to $238,677 for 2006. Net income for the six months ended June 30, 2007 was $296,634 compared to $440,007 for June 30, 2006.

         Basic earnings per share for the three months ended June 30, 2007 was $0.07 per share compared to $0.10 for the three months ended June 30, 2006. Diluted earnings per share for the three months ended June 30, 2007 and 2006 were $0.07 and $0.09, respectively. Basic earnings per share for the six months ended June 30, 2007 were $0.12 per share compared to $0.18 for 2006. Diluted earnings per share for the six months ended June 30, 2007 were $0.12 compared to $0.17 for 2006.

         The decline in net income for the three months and six months ended June 30, 2007 was primarily from increased staffing and a decline in the net interest margin.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

         The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended June 30, 2007 and 2006:

                                                         June 30, 2007                                 June 30, 2006
                                          ------------------------------------------    ------------------------------------------
                                                                            Average                                       Average
                                             Average          Income/       Yield or       Average         Income/        Yield or
                                             Balance          Expense      Rate Paid       Balance         Expense       Rate Paid
                                          -------------    ------------   ----------    -------------    ------------   ----------
Interest-earning assets:
Interest-bearing deposits                 $   1,067,091    $     13,839         5.20%   $     420,093    $      4,999         4.77%
Investments                                  84,791,452       1,034,262         4.89%      69,498,877         730,366         4.22%
Federal funds sold                              722,318           9,403         5.22%         405,131           5,610         5.55%
Loans (1) (2)                               116,915,548       2,612,211         8.96%     104,195,123       2,271,226         8.74%
                                          -------------    ------------                 -------------    ------------
   Total interest-earning assets            203,496,409       3,669,715         7.23%     174,519,224       3,012,201         6.92%

Allowance for possible loan losses           (1,438,941)                                   (1,218,519)
Cash and due from banks                       3,319,526                                     3,446,733
Bank premises and equipment                   1,367,060                                       874,776
Accrued interest receivable                   1,255,897                                       923,815
Other assets                                  6,855,623                                     5,694,271
                                          -------------                                 -------------
   Total assets                           $ 214,855,574                                 $ 184,240,300
                                          =============                                 =============

Interest-bearing liabilities:
Demand deposits                           $  57,930,325         622,763         4.31%   $  67,299,123         532,034         3.17%
Savings and money market accounts            25,396,563         181,553         2.87%      11,766,345          53,516         1.82%
Time deposits                                77,017,947         945,692         4.93%      47,985,957         521,910         4.36%
Other borrowings                             11,530,178         183,957         6.40%      12,763,939         170,272         5.35%
                                          -------------    ------------                 -------------    ------------
   Total interest-bearing liabilities       171,875,013       1,933,965         4.51%     139,815,364       1,277,732         3.67%

Non-interest bearing demand deposits         23,688,288                                    27,222,608
Other liabilities                             2,071,877                                       377,055
                                          -------------                                 -------------
   Total liabilities                        197,635,178                                   167,415,027
Shareholders' equity                         17,220,396                                    16,825,273
                                          -------------                                 -------------
   Total liabilities and shareholders'
     equity                               $ 214,855,574                                 $ 184,240,300
                                          =============                                 =============
                                                           ------------                                  ------------
Net interest income                                        $  1,735,750                                  $  1,734,469
                                                           ============                                  ============
Net interest margin on average interest
 earning assets (3)                                                             3.42%                                         3.99%

1. Average loan balances include average deferred loan fees of $250,542 and $257,718 for the three months ended June 30, 2007 and 2006, respectively.
2. Interest on loans includes fees of $59,461 and $60,549 for the three month periods ended June 30, 2007 and 2006, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2007 and 2006.

                                                         June 30, 2007                                 June 30, 2006
                                          ------------------------------------------    ------------------------------------------
                                                                            Average                                       Average
                                             Average          Income/       Yield or       Average         Income/        Yield or
                                             Balance          Expense      Rate Paid       Balance         Expense       Rate Paid
                                          -------------    ------------   ----------    -------------    ------------   ----------
Interest-earning assets:
Interest-bearing deposits                 $   1,213,934    $     31,794         5.28%   $     823,554    $     18,677         4.57%
Investments                                  85,858,789       2,054,072         4.82%      69,337,614       1,457,160         4.24%
Federal funds sold                            2,376,065          66,399         5.64%       1,061,527          24,112         4.58%
Loans (1) (2)                               115,324,163       5,131,388         8.97%      96,099,130       4,164,600         8.74%
                                          -------------    ------------                 -------------    ------------
   Total interest-earning assets            204,772,951       7,283,653         7.17%     167,321,825       5,664,549         6.83%

Allowance for loan losses                    (1,434,023)                                   (1,172,664)
Cash and due from banks                       3,640,892                                     3,512,498
Bank premises and equipment                   1,388,698                                       754,527
Accrued interest receivable                   1,238,039                                       861,462
Other assets                                  6,749,907                                     5,976,867
                                          -------------                                 -------------
   Total assets                           $ 216,356,464                                 $ 177,254,515
                                          =============                                 =============

Interest-bearing liabilities:
Demand deposits                           $  57,620,788       1,217,904         4.26%   $  68,258,746       1,013,184         2.99%
Savings and money market accounts            27,154,165         402,194         2.99%      14,584,168         128,316         1.77%
Time deposits                                77,617,673       1,893,223         4.92%      43,377,688         910,077         4.23%
Other borrowings                             10,390,026         315,291         6.12%       7,654,775         202,777         5.34%
                                          -------------    ------------                 -------------    ------------
   Total interest-bearing liabilities       172,782,652       3,828,612         4.47%     133,875,377       2,254,354         3.40%

Non-interest bearing demand
   deposits                                  24,471,932                                    26,542,275
Other liabilities                             1,889,253                                     1,127,877
                                          -------------                                 -------------
   Total liabilities                        199,143,837                                   161,545,529
Shareholders' equity                         17,212,627                                    15,708,986
                                          -------------                                 -------------
   Total liabilities and shareholders'
      equity                              $ 216,356,464                                 $ 177,254,515
                                          =============                                 =============

                                                           ------------                                  ------------
Net interest income                                        $  3,455,041                                  $  3,410,195
                                                           ============                                  ============
Net interest margin on average interest
 earning assets (3)                                                             3.40%                                         4.11%

1. Average loan balances include average deferred loan fees of $195,791 and $291,373 for the six months ending June 30, 2007 and 2006, respectively.
2. Interest on loans includes fees of $122,309 and $110,432 for the six months ending June 30, 2007 and 2006, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

         Net interest income for the three months ended June 30, 2007 was $1,735,750 compared to $1,734,469 for 2006. Net interest income for the six months ended June 30, 2007 was $3,455,041 compared to $3,410,195 for 2006.
Average interest-earning assets for the three months ended June 30, 2007 were $203,496,409 compared to $174,519,224 during the same three months of 2006. The yield earned on average interest-earning assets during the second quarter of 2007 was 7.23% compared to 6.92% during the same quarter of 2006. The average rate paid on interest bearing-liabilities increased from 3.67% for the second quarter of 2006 to 4.51% during the second quarter of 2007. Average interest-earning assets for the six months ended June 30, 2007 was $204,772,951 compared to $167,321,825 during the same six months of 2006. The yield earned on average interest-earning assets during the six months ended June 30, 2007 was 7.17% compared to 6.83% during the same period of 2006. The average rate paid on interest bearing liabilities increased to 4.47% for the six months ended June 30, 2007 compared to 3.40% during the same period for 2006. The increase in rates earned on loans, investments, and paid on deposits and borrowings was a result of the Federal Reserve Bank raising interest rates two times during the fiscal 2006 year. Also, the competition for deposits has caused higher interest expense to attract and maintain deposits. The Bank utilized time deposits at a higher rate to replace a portion of the decline of noninterest-bearing DDA and money market accounts.

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

         Construction loans and other real estate secured loans comprise 65.4% of total loans outstanding at June 30, 2007. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

         The provision for loan losses for the three months ended June 30, 2007 was $50,000 compared to $95,000 during the same quarter of 2006. The provision for loan losses for the six months ended June 30, 2007 was $50,000 compared to $140,000 during the same period of 2006. At June 30, 2007, the allowance for loan losses was $1,479,050 compared to $1,429,050 at December 31, 2006 and $1,269,050 at June 30, 2006. The ratio of allowance for loan losses to gross loans was 1.24% at June 30, 2007 compared to 1.24% at December 31, 2006 and 1.15% at June 30, 2006. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount necessary to support the risks inherent in the portfolio.

         The table on the next page summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                                For the three months ended
                                                                         June 30,
                                                             --------------------------------
                                                                  2007              2006
                                                             --------------    --------------
OUTSTANDING LOANS:
  Average for the Period                                     $  115,324,163    $   96,099,130
  End of the Period                                             119,275,675       109,951,059
ALLOWANCE FOR LOAN LOSSES:
Balance at Beginning of Year                                      1,429,050         1,123,494
Actual Charge-Offs:
  Commercial                                                              -                 -
  Consumer                                                                -                 -
  Real Estate                                                             -                 -
                                                             --------------    --------------
Total Charge-Offs                                                         -                 -
                                                             --------------    --------------
Less Recoveries:
  Commercial                                                              -                 -
  Consumer                                                                -            (5,556)
  Real Estate                                                             -                 -
                                                             --------------    --------------
Total Recoveries                                                          -            (5,556)
                                                             --------------    --------------
Net Loans Charged-Off (Recoveries)                                        -            (5,556)
Provision for Loan Losses                                            50,000           140,000
                                                             --------------    --------------
Balance at End of Period                                     $    1,479,050    $    1,269,050
                                                             ==============    ==============
RATIOS:
Net Loans Charged-Off (Recoveries) to Average Loans                    0.00%             (.01)%
Allowance for Loan Losses to Total Loans                               1.24%             1.15%
Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                            0.00%             (.49)%
Net Loans Charged-Off (Recoveries) to Provision for Loan
 Losses                                                                0.00%            (3.97)%
Allowance for Loan Losses to Nonperforming Loans                     417.17%         2,957.81%

NONACCRUAL LOANS, LOANS PAST DUE 90 DAYS AND OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $354,542 at June 30, 2007, $42,905 at June 30, 2006, and $435,147 at December 31, 2006.

         At June 30, 2007, there were loans totaling $354,542 that were considered impaired or troubled debt restructurings compared to $42,905 at June 30, 2006 and $435,147 at December 31, 2006. These loans were delinquent at June 30, 2007 and placed on nonaccrual, but management currently believes that there will be no material losses on these loans. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2007 or December 31, 2006. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2007 or December 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at June 30, 2007 and December 31, 2006.

OTHER INCOME

         Other income for the three months ended June 30, 2007 was $333,059 compared to $137,153 for the same period during 2006. Other income for the six months ended June 30, 2007 was $538,236 compared to $272,763 for the same period during 2006. The Bank offers fixed rate commercial real estate loans through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended June 30, 2007 were $174,970 and for the six months ended June 30, 2007 were $211,870. There was no income from this activity for 2006. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended June 30, 2007 were $12,970 compared to $32,685 during the same period in 2006. Gains on loans sold in the secondary market and the servicing of these loans for the six months ended June 30, 2007 were $34,814 compared to $59,071 during the same period in 2006.

OTHER EXPENSE

         Salaries and employee benefits for the three months ended June 30, 2007 were $1,070,054 compared to $829,696 for the three months ended June 30, 2006. Salaries and employee benefits for the six months ended June 30, 2007 were $2,089,275 compared to $1,643,251 for the six months ended June 30, 2006. The increase in salaries and employee benefits during 2007 was a result of an increase in the number of employees from 44 at June 30, 2006 to 52 at June 30, 2007.

         Occupancy and equipment expense for the three months ended June 30, 2007 was $249,217 compared to $208,607 for the same period of 2006. Occupancy and equipment expense was $488,931 for the six months ended June 30, 2007 compared to $417,645 for the same period during 2006. The increase in expense is related to rent for the Company's new office in Lodi, California, and annual CPI increases in the lease expense for the branch offices.

         Data processing and other professional fees expense was $147,009 for the three months ended June 30, 2007 compared to $152,085 for the three months ended June 30, 2006. Data processing and other professional fees for the six months ended June 30, 2007 was $297,220 compared to $320,637 for the same period during 2006. The primary increase in professional fees is for management recruitment fees paid to locate new employees.

         Loan department expense for the three months ended June 30, 2007 was $409 compared to $20,439 for the same period of 2006. Loan department expense for the six months ended June 30, 2007 was $20,654 compared to $124,525 for the same period of 2006. The decrease in loan department expense for the six months ended June 30, 2007 was primarily a result of a decrease in expense for loan servicing assets. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid off early. During the second quarter of 2007, the Bank determined that the reserve for undisbursed loans could be reduced by $27,000.

         The increase in other operating expenses for the six months ended June 30, 2007 was primarily from an increase in fees to brokers for certificates of deposit. The fee paid to brokers for the six months ended June 30, 2007 was $70,006 compared to $19,943 for 2006. Losses from forgeries increased from $799 for the six months ended June 30, 2006 to $14,890 for 2007. The remainder of the other operating expenses increased due to the growth of the Company.

CAPITAL RESOURCES

         Total shareholders' equity at June 30, 2007 was $16,937,426 compared to $16,966,834 at December 31, 2006. The primary changes in shareholders' equity were net income for the six months ended June 30, 2007 of $296,634 and a decrease in accumulated other comprehensive income, net of tax of $432,052.

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

         The following table shows the Company's and the Bank's actual capital amounts and ratios at June 30, 2007 and December 31, 2006, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                                      To be well-capitalized
                                                                             For capital adequacy     under prompt corrective
                                                         Actual                    purposes              action provisions
                                                -----------------------    -----------------------    -----------------------
                                                  Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                ----------   ----------    ----------   ----------    ----------   ----------
As of June 30, 2007:

Company:
   Total capital (to risk weighted assets)      $   24,411         15.2%   $   12,749          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)     $   17,777         11.1%   $    6,374          4.0%          N/A          N/A
   Tier 1 capital (to average assets)           $   17,777          4.2%   $   17,061          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)      $   21,982         13.8%   $   12,749          8.0%   $   15,936         10.0%
   Tier 1 capital (to risk weighted assets)     $   20,468         12.8%   $    6,374          4.0%   $    9,562          6.0%
   Tier 1 capital (to average assets)           $   20,468          9.7%   $    8,482          4.0%   $   10,603          5.0%

As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)      $   23,956         15.3%   $   12,510          8.0%          N/A          N/A
   Tier 1capital (to risk weighted assets)      $   22,527         14.4%   $    6,255          4.0%          N/A          N/A
   Tier 1 capital (to average assets)           $   22,527         10.4%   $    8,673          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)      $   21,519         13.8%   $   12,510          8.0%   $   15,637         10.0%
   Tier 1capital (to risk weighted assets)      $   20,028         12.8%   $    6,255          4.0%   $    9,382          6.0%
   Tier 1 capital (to average assets)           $   20,028          9.3%   $    8,593          4.0%   $   10,741          5.0%

         The Bank met the "well capitalized" capital ratio measures at both June 30, 2007 and December 31, 2006.

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2007 and December 31, 2006 were approximately $34,902,000 and $40,607,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2007, consolidated liquid assets totaled $28,787,000 or 13.1% of total assets compared to $47,002,000 or 20.7% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $35,300,000 with correspondent banks. At June 30, 2007, the Company had $34,662,000 available under these credit lines. Additionally, Service 1st Bank is a member of the FHLB. At June 30, 2007, Service 1st Bank could have arranged for up to $17,964,500 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At June 30, 2007, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $4,000,000, leaving $13,964,500 available under these FHLB secured borrowing arrangements. Service 1st Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

         Liquidity is also affected by portfolio maturities and the effect of interest rate fluctuations on the marketability of both assets and liabilities. The Company can sell any of its unpledged securities held in the available-for-sale category to meet liquidity needs. These securities are also available to pledge as collateral for borrowings if the need should arise. Service 1st Bank has established a master repurchase agreement with a correspondent bank to enable such transactions. Service 1st Bank can also pledge securities to borrow from the FRB and the FHLB. The principal cash requirements of the Company are for expenses incurred in the support of administration and operations.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending June 30, 2007 and 2006.

OFF-BALANCE SHEET ITEMS

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $34,902,000 and $40,607,000 at June 30, 2007 and December 31, 2006, respectively. As a percentage of gross loans and leases these off-balance sheet items represent 29.3% and 35.3%, respectively.

The Company has certain ongoing commitments under operating leases. The minimum commitment under these operating leases for 2007 is $508,500.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See "Management's Discussion and Analysis of Financial Condition and Operations - Liquidity" for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

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

                                                  Projected change in economic
                                                             value
                                                  ----------------------------
                                                    June 30,      December 31,
Change in interest rates                              2007            2006
-----------------------------------------------   ------------    ------------
100 basis point rise                                     -18.4%          -15.6%
100 basis point decline                                   9.98%            5.2%

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

                                                     Projected change in net
                                                         interest income
                                                  ----------------------------
                                                    June 30,      December 31,
Change in interest rates                              2007            2006
-----------------------------------------------   ------------    ------------
100 basis point rise                                     0.74%           4.32%
100 basis point decline                                  0.47%           1.12%

         Net interest income sensitivity from December 31, 2005 to December 31, 2006 evolved from a slightly asset-sensitive position to a relatively neutral position.

EQUITY MARKET PRICE RISK

         We are not exposed to equity market risk through our investments in stocks. The only stocks owned are 9,346 shares of FHLB of San Francisco and 400 shares of Pacific Coast Bankers' Bank. These stocks are not actively traded on any exchange, but their market value exceeds their cost.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         (b)      Internal Control Over Financial Reporting

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

         Not Applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 1A. RISK FACTORS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholder's meeting was held on May 31, 2007. The incumbent directors were elected as Directors for the year 2007 and until their successors are elected and qualified as follows:

                                                    For        Against
                                               ------------   ---------
         Dean Andal                               1,506,148      42,728
         John O. Brooks                           1,510,095      38,791
         Eugene C. Gini                           1,509,702      39,184
         Bryan R. Hyzdu                           1,510,095      38,791
         Robert D. Lawrence, M.D.                 1,510,095      38,791
         Frances C. Mizuno                        1,510,095      38,791
         Richard R. Paulsen                       1,508,095      40,791
         Toni Marie Raymus                        1,510,095      38,791
         Michael K. Repetto                       1,510,095      38,791
         Anthony F. Souza                         1,510,095      38,791
         Albert Van Veldhuizen                    1,510,095      38,791
         Donald L. Walters                        1,508,095      40,611

         Votes cast to ratify the selection of Vavrinek, Trine, Day & Co., LLP as independent public accountants for the 2007 fiscal year as follows:

                    For             Against         Abstain
               -------------     ------------     ------------
                   1,541,409              393            7,084


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

         (3.2) Bylaws, as amended, incorporated by reference from the Registrant's Form 8-K, filed with the Securities and Exchange Commission on July 23, 2007.

         (4.1) Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from Registrant's Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

         (4.2) Trust Preferred Security Indenture dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association.

         (4.3) Trust Preferred Security Amended and Restated Declaration of Trust dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association.

         (4.4) Trust Preferred Security Guarantee Agreement dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association.

         (4.5) Trust Preferred Security Junior Subordinated Debt Security dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association.

         (4.6) Trust Preferred Security Trust Preferred Security Certificate dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association.

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

         (10.28) Lease option exercise letter dated September 12, 2006, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from Registrant's Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.

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


                                             SERVICE 1ST BANCORP


Date: August 13, 2007                        By:  /s/ JOHN O. BROOKS
                                                  ------------------------------
                                                  John O. Brooks
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Date: August 13, 2007                        By:  /s/ ROBERT E. BLOCH
                                                  ------------------------------
                                                  Robert E. Bloch
                                                  Executive Vice President and
                                                  Chief financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit                                                                            Sequential
 Number                                 Description                                 Page Number
---------    ------------------------------------------------------------------    -------------

    4.2      Trust Preferred Security Indenture dated August 17, 2006 between            28
             Service 1st Bancorp and Wells Fargo Bank, National Association


    4.3      Trust Preferred Security Amended and Restated Declaration of                91
             Trust dated August 17, 2006 between Service 1st Bancorp and Wells
             Fargo Bank, National Association

    4.4      Trust Preferred Security Guarantee Agreement dated August 17,              149
             2006 between Service 1st Bancorp and Wells Fargo Bank, National
             Association

    4.5      Trust Preferred Security Junior Subordinated Debt Security dated           168
             August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank,
             National Association

    4.6      Trust Preferred Security Trust Preferred Security Certificate              174
             dated August 17, 2006 between Service 1st Bancorp and Wells Fargo
             Bank, National Association

   31.1      Certification of Chief Executive Officer pursuant to Section 302           182
             of the Sarbanes-Oxley Act of 2002.

   31.2      Certification of Chief Financial Officer pursuant to Section 302           183
             of the Sarbanes-Oxley Act of 2002.

   32.1      Certification of Service 1st Bancorp by its Chief Executive                184
             Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.