Form 10-Q
period 2007-09-30
SERVICE 1ST BANCORP
filed 2007-11-14
CIK 1225078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from____________ to ____________


                        Commission file number 000-50323


                               SERVICE 1ST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         State of California                            32-0061893
  --------------------------------          ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: No par value common stock - 2,388,739 shares outstanding at November 13, 2007.

The Index to Exhibits is located at page 28.

                                      INDEX
                        TO SERVICE 1ST BANCORP FORM 10-Q
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2007

Part I                                                                     Page

Item 1        Financial Statements                                           3
Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11
Item 3        Quantitative and Qualitative Disclosures About Market Risk    21
Item 4        Controls and Procedures                                       22
Item 4T       Controls and Procedures                                       22

Part II

Item 1        Legal Proceedings                                             22
Item 1A       Risk Factors                                                  22
Item 2        Unregistered Sales of Equity Securities and Use of Proceeds   23
Item 3        Defaults Upon Senior Securities                               23
Item 4        Submission of Matters to a Vote of Security Holders           23
Item 5        Other Information                                             23
Item 6        Exhibits                                                      23

Signatures                                                                  27

Exhibit                                                                     28
Index
   31.1       Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                 29
   31.2       Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                 30
   32.1       Certification of Service 1st Bancorp by its Chief
              Executive Officer and Chief Financial Officer pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002              31

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                               09/30/07        12/31/06
                                                            -------------    -------------
ASSETS

Cash and due from banks                                     $   2,815,315    $   6,543,416
Federal funds sold                                              9,233,143       10,616,902
                                                            -------------    -------------
      Cash and cash equivalents                                12,048,458       17,160,318

Certificates of deposit with other banks                        1,248,006        1,500,000
Investment securities available-for-sale                       77,433,658       81,157,727
Investment securities held-to-maturity                         12,699,257        4,985,995

Loans, net                                                    121,914,162      113,508,174

Bank premises and equipment, net                                1,374,788        1,388,980
Cash surrender value of life insurance                          3,664,263        3,566,696
Accrued interest receivable                                     1,726,953        1,461,602
Other assets                                                    2,843,904        2,490,898

                                                            -------------    -------------
      Total assets                                          $ 234,953,449    $ 227,220,390
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                               $  22,435,095    $  33,848,426
   Money market, NOW and savings                               88,567,715       94,662,249
   Time deposits under $100,000                                71,771,515       48,409,724
   Time deposits $100,000 and over                             22,723,751       23,034,692
                                                            -------------    -------------
      Total deposits                                          205,498,076      199,955,091
Other borrowings                                                9,155,000        9,155,000
Accrued interest and other liabilities                          2,691,491        1,143,465
                                                            -------------    -------------

      Total liabilities                                       217,344,567      210,253,556

Shareholders' equity:
   Common stock                                                16,023,738       16,023,738
   Additional paid-in-capital                                     321,331          207,144
   Retained earnings                                            1,727,803        1,147,067
   Accumulated other comprehensive income, net of tax            (463,990)        (411,115)
                                                            -------------    -------------
      Total shareholders' equity                               17,608,882       16,966,834

                                                            -------------    -------------
      Total liabilities and shareholders' equity            $ 234,953,449    $ 227,220,390
                                                            =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             For the periods ending
                                   (unaudited)

                                                           For the three months ended   For the nine months ended
                                                          --------------------------------------------------------
                                                            09/30/07       09/30/06       09/30/07      09/30/06
                                                          --------------------------------------------------------
Interest income:
   Interest and fees on loans                             $  2,682,351   $  2,538,177   $  7,813,739   $ 6,702,777
   Interest on investments                                   1,068,120        772,295      3,122,192     2,240,323
   Interest on fed funds sold                                  106,514        100,308        172,913       124,420
   Other interest income                                        22,310          3,411         54,104        11,220
                                                          --------------------------------------------------------
      Total interest income                                  3,879,295      3,414,191     11,162,948     9,078,740

Interest expense:
   Interest expense on deposits                              1,973,618      1,436,635      5,486,939     3,488,212
   Interest on borrowings                                      141,754        239,476        457,045       442,253
                                                          --------------------------------------------------------
   Total interest expense                                    2,115,372      1,676,111      5,943,984     3,930,465
                                                          --------------------------------------------------------

Net interest income before provision for loan losses         1,763,923      1,738,080      5,218,964     5,148,275

Provision for loan losses                                       60,000         90,000        110,000       230,000
                                                          --------------------------------------------------------

Net interest income after provision for loan losses          1,703,923      1,648,080      5,108,964     4,918,275

Other Income:
   Service charges, fees, and other income                      67,361         68,503        226,877       205,980
   Gain on the sale of investment securities                    (6,331)            --        (12,909)           --
   Gain on sale and servicing of loans                          11,163         19,601         45,977        78,672
   Referral fees on mortgage loans                              35,539         60,000        247,409        60,000
   Earnings on cash surrender value of life insurance           40,109         38,672        118,723       114,887
   Consulting fees                                              50,000             --        110,000            --
                                                          --------------------------------------------------------
      Total other income                                       197,841        186,776        736,077       459,539

Other Expenses:
   Salaries and employee benefits                              898,141        906,868      2,987,416     2,550,119
   Occupancy expense                                           162,109        165,953        486,965       475,433
   Equipment expense                                            89,003         57,187        253,078       165,352
   Data processing and other professional fees                 142,831        143,805        440,051       464,442
   Office supplies and equipment                                40,398         50,433        175,169       133,459
   Loan department expense                                       8,204         49,214         28,858       173,739
   Advertising and promotion                                    34,016         94,614        172,728       186,188
   Directors fees and expenses                                  47,203         52,653        160,583       138,228
   FDIC and state assessments                                   40,747         13,638         68,782        47,017
   Other operating expenses                                    130,702         89,032        367,489       227,904
                                                          --------------------------------------------------------
      Total other expenses                                   1,593,354      1,623,397      5,141,119     4,561,881
                                                          --------------------------------------------------------

Income before income taxes                                     308,410        211,459        703,922       815,933
Income tax expense                                              24,308         45,824        123,186       210,291
                                                          --------------------------------------------------------

   Net income                                             $    284,102   $    165,635   $    580,736   $   605,642
                                                          ========================================================

Net income per share - basic                              $       0.12   $       0.07   $       0.24   $      0.25
                                                          ========================================================
Net income per share - diluted                            $       0.12   $       0.07   $       0.23   $      0.24
                                                          ========================================================

 The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                                        Accumulated
                                            Common Stock       Additional                                  Other          Total
                                      -----------------------    Paid in   Comprehensive    Retained   Comprehensive  Shareholders'
                                       Shares        Amount      Capital       Income       Earnings      Income         Equity
                                      ----------------------------------------------------------------------------------------------
Balance January 1, 2006               2,386,239  $ 15,992,913  $       --                 $   299,946  $    (718,758) $  15,574,101

Stock options exercised                   2,500        30,825                                                                30,825
Surplus from options expense                                      207,144                                                   207,144

Comprehensive income:
   Net income                                                              $     847,121      847,121                       847,121

   Unrealized losses on securities
     net of taxes of $217,194                                                    308,699           --        308,699        308,699

   Reclassification adjustment for
     losses included in net income,
     net of tax of $743                                                           (1,056)          --         (1,056)        (1,056)
                                                                           -------------
   Comprehensive income                                                    $   1,154,764
                                                                           =============

                                      -----------------------------------                 ------------------------------------------
Balance December 31, 2006             2,388,739    16,023,738     207,144                   1,147,067       (411,115)    16,966,834

   Surplus from options expense                                   114,187                                                   114,187
Comprehensive income:
   Net income                                                              $     580,736      580,736                       580,736

   Unrealized losses on securities
     net of taxes of $31,870                                                     (45,298)                    (45,298)       (45,298)

   Reclassification adjustment for
     losses included in net income,
     net of tax of $5,331                                                         (7,577)                     (7,577)        (7,577)
                                                                           -------------
   Comprehensive income                                                    $     527,861
                                                                           =============

                                      -----------------------------------                 ------------------------------------------
Balance September 30, 2007            2,388,739  $ 16,023,738  $  321,331                 $ 1,727,803  $    (463,990) $  17,608,882
                                      ===================================                 ==========================================

    The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 30,
                                  (unaudited)

                                                                                          2007           2006
                                                                                  ------------   ------------
Operating activities:
   Net income                                                                     $    580,736   $    605,642
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                           110,000        230,000
   Depreciation                                                                        185,647        128,728
   Amortization and accretion on securities                                            (76,750)       190,154
   Earnings on cash surrender value life insurance, net                                (97,567)       (98,605)
   Options Expense                                                                      73,205        149,374
   Gain on sale of loans                                                                (6,737)       (12,733)
   Loans originated for sale                                                           (63,750)      (137,267)
   Proceeds from loan sales                                                             70,487        150,000
   Loss on sale of securities, net                                                      12,909             --
   Increase in accrued interest                                                       (265,351)      (206,831)
   Increase in other assets                                                           (393,673)      (249,193)
   Increase (decrease) in accrued expenses and other liabilities                     1,548,026        (89,859)
                                                                                  ------------   ------------

Net cash provided by (used in) operating activities                                  1,677,182        659,410

Investing activities:
   Purchases of securities available-for-sale                                      (15,270,283)   (12,330,690)
   Purchases of securities held-to-maturity                                         (8,380,003)      (680,482)
   Proceeds from sales of available-for-sale securities                              4,247,543             --
   Proceeds from sales of held-to-maturity securities                                  209,042             --
   Proceeds from payments, maturities and calls of available-for-sale securities    14,617,211      6,951,080
   Proceeds from payments, maturities and calls of held-to-maturity securities         679,912         33,042
   Net increase in loans                                                            (8,515,988)   (27,427,747)
   Certificates of deposit with other banks                                            251,994     (1,200,000)
   Purchases of premises and equipment                                                (171,455)      (812,443)
                                                                                  ------------   ------------

Net cash used by investing activities                                              (12,332,027)   (35,467,240)

Financing activities:
   Net (decrease) increase in demand, interest-bearing deposits and savings        (17,507,865)    32,367,724
   Net increase in time deposits                                                    23,050,850      2,666,340
   Increase in junior subordinated debts                                                    --      5,155,000
   Net increase in other borrowings                                                         --      7,970,000
                                                                                  ------------   ------------

Net cash provided by financing activities                                            5,542,985     48,159,064
                                                                                  ------------   ------------

Net (decrease) increase in cash and cash equivalents                                (5,111,860)    13,351,234
Cash and cash equivalents at beginning of period                                    17,160,318      9,024,556
                                                                                  ------------   ------------

Cash and cash equivalents at end of period                                        $ 12,048,458   $ 22,375,790
                                                                                  ============   ============
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
   Interest                                                                       $  5,781,144   $  3,853,017

   Income taxes                                                                   $         --   $    432,000

    The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

      The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the Company's income statement for the three months ended September 30, 2007 and 2006, and the statement of cash flows for the three months ended September 30, 2007 and 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

      The assumptions used for the nine-month period ended September 30, 2007 and 2006 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                September 30, 2007   September 30, 2006
                                ------------------   ------------------
      Expected Life                      60 months            72 months
      Stock Volatility                       40.97%               55.58%
      Risk free interest rate                 4.65%                4.77%
      Dividend yield                          0.00%                0.00%

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of September 30, 2007 and 2006. Weighted average shares outstanding used in the computation of basic earnings per share for the three months and the nine months ended September 30, 2007 were 2,388,739 and 2,388,739 respectively. Weighted average shares outstanding used in the computation of diluted earnings per share for the nine months ended September 30, 2007 and 2006 were 2,509,294 and 2,574,780 respectively. Weighted average shares outstanding used in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006 were 2,456,684 and 2,574,780 respectively.

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

      The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of September 30, 2007.

The amortized cost or fair values of investment securities available-for-sale at September 30, 2007 were:

                                                            Gross          Gross        Estimated
                                           Amortized      Unrealized     Unrealized       Fair
                                             Cost           Gains          Losses        Value
                                          ---------------------------------------------------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies   $ 35,223,194   $     11,100   $   (209,590)  $ 35,024,704
State and political subdivisions            19,995,004         13,483       (283,539)    19,724,948
Asset backed-securities                      7,488,619          6,572       (129,812)     7,365,379
Mortgage backed-securities                  14,016,982         11,503       (207,564)    13,820,921
Preferred Stock                                999,761             --             --        999,761
Short-term mutual funds                        500,000             --         (2,055)       497,945
                                          ---------------------------------------------------------
                                          $ 78,223,560   $     42,658   $   (832,560)  $ 77,433,658
                                          =========================================================

The amortized cost or fair values of investment securities held-to-maturity at September 30, 2007 were:

                                                            Gross          Gross        Estimated
                                           Amortized      Unrealized     Unrealized       Fair
                                             Cost           Gains          Losses         Value
                                          ---------------------------------------------------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies   $  4,015,800   $         --   $   (170,648)  $  3,845,152
State and political subdivisions             4,616,327        119,689        (12,909)     4,723,107
Asset backed-securities                      3,898,076             --        (71,273)     3,826,803
Mortgage backed-securities                     169,054          2,076           (243)       170,887
                                          ---------------------------------------------------------
                                          $ 12,699,257   $    121,765   $   (255,073)  $ 12,565,949
                                          =========================================================

      Securities carried at approximately $56,891,000 were pledged to secure deposits of public funds and borrowing arrangements.

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

NOTE 4 - LOANS

      Service 1st Bank's customers are primarily located in San Joaquin County. At September 30, 2007, approximately 64.9% of the Bank's loans are for real estate and construction loans and approximately 18.5% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 3.6% of the loan portfolio, leases make up 7.5% of the loan portfolio, with agricultural loans making up the remaining 5.5%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                                    9/30/2007      12/31/2006
                                                  -------------   -------------
Construction and land development loans           $  33,690,314   $  34,248,157
Real estate loans                                    46,562,429      43,396,795
Commercial loans                                     22,902,441      23,421,351
Leases                                                9,210,084       8,591,815
Agricultural loans                                    6,787,687       4,288,022
Consumer loans                                        4,458,451       1,225,571
                                                  -------------   -------------
                                                    123,611,406     115,171,711
Deferred loan fees and costs                           (158,194)       (234,487)
Allowance for loan losses                            (1,539,050)     (1,429,050)
                                                  -------------   -------------

   Total net loans                                $ 121,914,162   $ 113,508,174
                                                  =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. Other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

      Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of September 30, 2007, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. ("Charter"). Charter assists new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter will also provide consulting services to new banks including formulating policies and providing other ongoing services.

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

Summary of Financial Condition

      The Company's total consolidated assets increased 3.4% from December 31, 2006 to September 30, 2007. As of September 30, 2007, total consolidated assets were $234,953,449 compared to $227,220,390 as of December 31, 2006, and
$218,344,941 at September 30, 2006. The increase in total assets from December 31, 2006 was primarily due to an increase in loans.

      Total net loans at September 30, 2007 were $121,914,162 compared to $113,508,174 at December 31, 2006 and $109,730,879 at September 30, 2006. This
represents an increase in net loans of 7.4% from December 31, 2006.

      Cash and due from banks declined from $6,543,416 at December 31, 2006 to $2,815,315 at September 30, 2007. The reduction in cash was used to fund loan originations.

      Total deposits were $205,498,076 at September 30, 2007 compared to $199,955,091 at December 31, 2006 and $186,175,731 at September 30, 2006.
Noninterest-bearing DDA accounts decreased from $33,848,426 at December 31, 2006 to $22,435,095 at September 30, 2007. Money market, NOW, and savings accounts decreased to $88,567,715 at September 30, 2007 from $94,662,249 at December 31, 2006. Time deposits under $100,000 increased from $48,409,724 at December 31, 2006 to $71,771,515 at September 30, 2007. The decline in noninterest-bearing DDA's was primarily related to the loss of a large title company's deposit relationship. The decline in money market, NOW, and savings accounts was primarily related to a large client moving funds from their money market account to time deposits. The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $50,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $42,184,035 at December 31, 2006 to $62,697,452 at September 30, 2007.

      Other borrowings at September 30, 2007 and December 31, 2006 were $9,155,000. The borrowings consist of $4,000,000 from the Federal Home Loan Bank of San Francisco and $5,155,000 of Trust Preferred Securities.

Results of Operations

      Net income for the three months ended September 30, 2007 was $284,102 compared to $165,635 for 2006. The increase in net income for the three months ended September 30, 2007 was from an increase in net interest income, a reduction in operating expenses, and an adjustment to the Company's effective income tax rate. Net income for the nine months ended September 30, 2007 was $580,736 compared to $605,642 for September 30, 2006. For the nine months ended September 30, 2007, the Company increased its net income and other income, but this was offset by an increase in total operating expenses. The Company's effective tax rate for 2007 was less than 2006 because the Company has more tax exempt investments. At September 30, 2007 the Company owned $25,447,816 in tax exempt investments compared to $15,244,077 at September 30, 2006.

      Basic earnings per share for the three months ended September 30, 2007 was $0.12 per share compared to $0.07 for the three months ended September 30, 2006. Diluted earnings per share for the three months ended September 30, 2007 and 2006 were $0.12 and $0.07, respectively. Basic earnings per share for the nine months ended September 30, 2007 were $0.24 per share compared to $0.25 for 2006. Diluted earnings per share for the nine months ended September 30, 2007 were $0.23 compared to $0.24 for 2006.

Net Interest Income and Net Interest Margin

      Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

      The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended September 30, 2007 and 2006:

                                                         September 30, 2007                         September 30, 2006
                                             -----------------------------------------   ----------------------------------------
                                                                              Average                                    Average
                                                 Average         Income/      Yield or       Average        Income/      Yield or
                                                 Balance         Expense     Rate Paid       Balance        Expense     Rate Paid
                                             -----------------------------------------   ----------------------------------------
Interest-earning assets:
Interest-bearing deposits                    $    1,719,963   $     22,310        5.15%  $    1,041,547   $     8,761        3.34%
Investments                                      83,326,661      1,068,120        5.09%      67,860,945       766,945        4.48%
Federal funds sold                                8,398,552        106,514        5.03%       7,967,842       100,308        4.99%
Loans (1) (2)                                   121,257,221      2,682,351        8.78%     112,096,685     2,538,177        8.98%
                                             -----------------------------               ----------------------------
   Total interest-earning assets                214,702,397      3,879,295        7.17%     188,967,019     3,414,191        7.17%

Allowance for possible loan losses               (1,480,952)                                 (1,300,354)
Cash and due from banks                           4,934,802                                   3,427,031
Bank premises and equipment                       1,341,416                                   1,300,373
Accrued interest receivable                       1,330,681                                     970,312
Other assets                                      7,084,293                                   7,891,742
                                             --------------                              --------------
   Total assets                              $  227,912,637                              $  201,256,123
                                             ==============                              ==============

Interest-bearing liabilities:
Demand deposits                              $   57,855,449        635,996        4.31%  $   59,569,752       592,819        3.95%
Savings and money market accounts                27,732,735        204,735        2.93%      20,893,768       164,562        3.12%
Time deposits                                    89,738,294      1,132,887        5.01%      58,924,400       679,254        4.57%
Other borrowings                                  9,161,936        141,754        6.14%      16,640,680       239,476        5.71%
                                             -----------------------------               ----------------------------
   Total interest-bearing liabilities           184,488,414      2,115,372        4.55%     156,028,600     1,676,111        4.26%

Non-interest bearing demand deposits             24,445,991                                  28,966,666
Other liabilities                                 1,952,726                                     374,145
                                             --------------                              --------------
   Total liabilities                            210,887,131                                 185,369,411
Shareholders' equity                             17,025,506                                  15,886,712
                                             --------------                              --------------
   Total liabilities and shareholders'
     equity                                  $  227,912,637                              $  201,256,123
                                             ==============                              ==============
                                                              ------------                                -----------
Net interest income                                           $  1,763,923                                $ 1,738,080
                                                              ============                                ===========
Net interest margin on average interest earning assets (3)                        3.26%                                      3.65%

1. Average loan balances include average deferred loan fees of $161,366 and $250,542 for the three months ended September 30, 2007 and 2006, respectively.

2. Interest on loans includes fees of $30,560 and $59,332 for the three month periods ended September 30, 2007 and 2006, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the nine months ended September 30, 2007 and 2006.

                                                         September 30, 2007                         September 30, 2006
                                             -----------------------------------------   ----------------------------------------
                                                                              Average                                     Average
                                                                             Yield or                                    Yield or
                                                 Average         Income/       Rate         Average          Income/       Rate
                                                 Balance         Expense       Paid         Balance          Expense       Paid
                                             -----------------------------------------   -----------------------------------------
Interest-earning assets:
Interest-bearing deposits                    $    1,384,464   $     54,104        5.22%  $      897,017   $     27,438        4.09%
Investments                                      85,005,471      3,122,192        4.91%      68,839,982      2,224,105        4.32%
Federal funds sold                                4,405,621        172,913        5.25%       3,388,930        124,420        4.91%
Loans (1) (2)                                   117,323,582      7,813,739        8.90%     101,490,247      6,702,777        8.83%
                                             -----------------------------               -----------------------------
   Total interest-earning assets                208,119,138     11,162,948        7.17%     174,616,176      9,078,740        6.95%

Allowance for loan losses                        (1,449,838)                                 (1,215,695)
Cash and due from banks                           4,076,935                                   3,483,696
Bank premises and equipment                       1,372,764                                     938,475
Accrued interest receivable                       1,269,259                                     898,144
Other assets                                      6,862,594                                   6,622,173
                                             --------------                              --------------
   Total assets                              $  220,250,852                              $  185,342,969
                                             ==============                              ==============

Interest-bearing liabilities:
Demand deposits                              $   57,699,868      1,853,900        4.30%  $   65,330,587      1,606,003        3.29%
Savings and money market accounts                27,349,141        606,929        2.97%      16,710,480        292,878        2.34%
Time deposits                                    81,702,278      3,026,110        4.95%      48,616,873      1,589,331        4.37%
Other borrowings                                  9,976,164        457,045        6.13%      10,682,992        442,253        5.53%
                                             -----------------------------               -----------------------------
   Total interest-bearing liabilities           176,727,451      5,943,984        4.50%     141,340,932      3,930,465        3.72%

Non-interest bearing demand
  deposits                                       24,463,190                                  27,359,286
Other liabilities                                 1,910,643                                     873,872
                                             --------------                              --------------
   Total liabilities                            203,101,284                                 169,574,090
Shareholders' equity                             17,149,568                                  15,768,879
                                             --------------                              --------------
   Total liabilities and shareholders'
     equity                                  $  220,250,852                              $  185,342,969
                                             ==============                              ==============
                                                              ------------                                ------------
Net interest income                                           $  5,218,964                                $  5,148,275
                                                              ============                                ============
Net interest margin on average interest earning assets (3)                        3.35%                                      3.94%

1. Average loan balances include average deferred loan fees of $184,190 and $277,613 for the nine months ending September 30, 2007 and 2006, respectively.

2. Interest on loans includes fees of $152,869 and $169,764 for the nine months ending September 30, 2007 and 2006, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

      Net interest income for the three months ended September 30, 2007 was $1,763,923 compared to $1,738,080 for 2006. Net interest income for the nine months ended September 30, 2007 was $5,218,964 compared to $5,148,275 for 2006. Average interest-earning assets for the three months ended September 30, 2007 were $214,702,397 compared to $188,967,019 during the same three months of 2006. The yield earned on average interest-earning assets during the third quarter of 2007 was 7.17% compared to 7.17% during the same quarter of 2006. The average rate paid on interest bearing-liabilities increased from 4.26% for the third quarter of 2006 to 4.55% during the third quarter of 2007. Average interest-earning assets for the nine months ended September 30, 2007 were $208,119,138 compared to $174,616,176 during the same nine months of 2006. The yield earned on average interest-earning assets during the nine months ended September 30, 2007 was 7.17% compared to 6.95% during the same period of 2006. The average rate paid on interest bearing liabilities increased to 4.50% for the nine months ended September 30, 2007 compared to 3.72% during the same period for 2006. The increase in rates earned on loans, investments, and paid on deposits and borrowings was a result of the Federal Reserve Bank raising interest rates two times during the fiscal 2006 year. Also, the competition for deposits has caused higher interest expense to attract and maintain deposits. The Bank utilized time deposits at a higher rate to replace a portion of the decline of noninterest-bearing DDA and money market accounts. The Federal Reserve lowered interest rates during September 2007. The declining interest rates will impact interest earning assets more rapidly than interest bearing liabilities.

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

      Construction loans and other real estate secured loans comprised 64.9% of total loans outstanding at September 30, 2007. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

      The provision for loan losses for the three months ended September 30, 2007 was $60,000 compared to $90,000 during the same quarter of 2006. The provision for loan losses for the nine months ended September 30, 2007 was $110,000 compared to $230,000 during the same period of 2006. At September 30, 2007, the allowance for loan losses was $1,539,050 compared to $1,429,050 at December 31, 2006 and $1,359,050 at September 30, 2006. The ratio of allowance for loan losses to gross loans was 1.25% at September 30, 2007 compared to 1.24% at December 31, 2006 and 1.22% at September 30, 2006. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount necessary to support the risks inherent in the portfolio.

      The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                      For the nine months ended September 30,
                                                             2007                 2006
                                                      ------------------   ------------------
Outstanding Loans:
   Average for the Period                             $      117,323,582   $      101,490,247
   End of the Period                                         123,611,406          111,303,338
Allowance For Loan Losses:
Balance at Beginning of Year                                   1,429,050            1,123,494
Actual Charge-Offs:
   Commercial                                                         --                   --
   Consumer                                                           --                   --
   Real Estate                                                        --                   --
                                                      ------------------   ------------------
Total Charge-Offs                                                     --                   --
                                                      ------------------   ------------------
Less Recoveries:
   Commercial                                                         --                   --
   Consumer                                                           --                5,556
   Real Estate                                                        --                   --
                                                      ------------------   ------------------
Total Recoveries                                                      --                5,556
                                                      ------------------   ------------------
Net Loans Charged-Off (Recoveries)                                    --                5,556
Provision for Loan Losses                                        110,000              230,000
                                                      ------------------   ------------------
Balance at End of Period                              $        1,539,050   $        1,359,050
                                                      ==================   ==================
Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans                 0.00%                (.01)%

Allowance for Loan Losses to Total Loans                            1.25%                1.22%

Net Loans Charged-Off (Recoveries) to Beginning
  Allowance for Loan Losses                                         0.00%                (.49)%

Net Loans Charged-Off (Recoveries) to Provision for
  Loan Losses                                                       0.00%               (2.42)%

Allowance for Loan Losses to Nonperforming Loans                   52.66%              308.15%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

      Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $2,922,861 at September 30, 2007, $441,037 at September 30, 2006, and $435,147 at December 31, 2006.

      At September 30, 2007, there were loans totaling $2,922,861 that were considered impaired or troubled debt restructurings compared to $441,037 at September 30, 2006 and $435,147 at December 31, 2006. These loans were delinquent at September 30, 2007 and placed on nonaccrual, but management currently believes that there will be no material losses on these loans. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of September 30, 2007 or December 31, 2006. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2007 or December 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at September 30, 2007 and December 31, 2006.

Other Income

      Other income for the three months ended September 30, 2007 was $197,841 compared to $186,776 for the same period during 2006. Other income for the nine months ended September 30, 2007 was $736,077 compared to $459,539 for the same period during 2006. The Bank offers fixed rate commercial real estate loans through a third party lender. The Bank receives fees for the packaging of the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended September 30, 2007 were $35,539 compared to $60,000 for the same quarter in 2006. The fees on such loans for the nine months ended September 30, 2007 were $247,409 compared to $60,000 for 2006. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the servicing of these loans for the three months ended September 30, 2007 were $11,163 compared to $19,601 during the same period in 2006. Gains on loans sold in the secondary market and the servicing of these loans for the nine months ended September 30, 2007 were $45,977 compared to $78,672 during the same period in 2006. The gains on the guaranteed portion of loans sold for the nine months ended September 30, 2007 were $6,737 compared to a gain of $12,733 in 2006.

Other Expense

      Salaries and employee benefits for the three months ended September 30, 2007 were $898,141 compared to $906,868 for the three months ended September 30, 2006. During the third quarter of 2007, the Company was able to reverse $44,203 of expense related to stock-based compensation. This reversal was for the portion of the risk-based compensation that had been accrued on options that were not vested prior to the employees' separation of employment with the Company. Salaries and employee benefits for the nine months ended September 30, 2007 were $2,987,416 compared to $2,550,119 for the nine months ended September 30, 2006. The overall increase in salaries and employee benefits for the nine months ended September 30, 2007 was due to an initial increase in the number of employees. In the third quarter of 2007, the number of employees declined by 8 through attrition and layoffs.

      Occupancy and equipment expense for the three months ended September 30, 2007 was $251,112 compared to $223,140 for the same period of 2006. Occupancy and equipment expense was $740,043 for the nine months ended September 30, 2007 compared to $640,785 for the same period during 2006. The increase in expense is related to rent for the Company's new office in Lodi, California, and annual CPI increases in the lease expense for the branch offices.

      Data processing and other professional fees expense was $142,831 for the three months ended September 30, 2007 compared to $143,805 for the three months ended September 30, 2006. Data processing and other professional fees for the nine months ended September 30, 2007 was $440,051 compared to $464,442 for the same period during 2006.

      Loan department expense for the three months ended September 30, 2007 was $8,204 compared to $49,214 for the same period of 2006. Loan department expense for the nine months ended September 30, 2007 was $28,858 compared to $173,739 for the same period of 2006. The decrease in loan department expense for the nine months ended September 30, 2007 was primarily a result of a decrease in expense for loan servicing assets. When the Company sells a government guaranteed loan it establishes a loan servicing asset, which is the anticipated servicing over the estimated remaining term of the loans sold. If these loans payoff early the remaining unamortized servicing asset is written off. During the first quarter of 2006, two large SBA loans paid off early. During the third quarter of 2007, the Bank determined that the reserve for undisbursed loans could be reduced by $27,000.

      The increase in other operating expenses for the three months and nine months ended September 30, 2007 was primarily from an increase in fees associated with CDARS deposits. The fee associated with CDARS deposits for the nine months ended September 30, 2007 was $112,041 compared to $35,930 for 2006. Fees related to CDARS deposits were $42,035 for the three months ended September 30, 2007 compared to $15,987 for the third quarter of 2006. The remainder of the other operating expenses increased due to the growth of the Company.

Capital Resources

      Total shareholders' equity at September 30, 2007 was $17,608,882 compared to $16,966,834 at December 31, 2006. The primary changes in shareholders' equity were net income for the nine months ended September 30, 2007 of $580,736, an increase in additional paid in capital of $114,187 related to stock-based compensation, and a decrease in accumulated other comprehensive income, (net of tax of $52,875).

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

      The following table shows the Company's and the Bank's actual capital amounts and ratios at September 30, 2007 and December 31, 2006, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                                              To be well-
                                                                                                           capitalized under
                                                                              For capital adequacy         prompt corrective
                                                        Actual                      purposes               action provisions
                                               -------------------------   -------------------------   -------------------------
                                                  Amount        Ratio         Amount        Ratio         Amount        Ratio
                                               -----------   -----------   -----------   -----------   -----------   -----------
As of September 30, 2007:

Company:
   Total capital (to risk weighted assets)     $    24,763      14.2%      $    13,876       8.0%              N/A       N/A
   Tier 1 capital (to risk weighted assets)    $    18.069      10.4%      $     6,938       4.0%              N/A       N/A
   Tier 1 capital (to average assets)          $    18,069       7.9%      $     9,117       4.0%              N/A       N/A
Bank:
   Total capital (to risk weighted assets)     $    22,408      12.9%      $    13,876       8.0%      $    17,345      10.0%
   Tier 1 capital (to risk weighted assets)    $    20,869      12.0%      $     6,938       4.0%      $    10,407       6.0%
   Tier 1 capital (to average assets)          $    20,869       9.3%      $     9,000       4.0%      $    11,250       5.0%

As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)     $    23,956      15.3%      $    12,510       8.0%              N/A       N/A
   Tier 1capital (to risk weighted assets)     $    22,527      14.4%      $     6,255       4.0%              N/A       N/A
   Tier 1 capital (to average assets)          $    22,527      10.4%      $     8,673       4.0%              N/A       N/A
Bank:
   Total capital (to risk weighted assets)     $    21,519      13.8%      $    12,510       8.0%      $    15,637      10.0%
   Tier 1capital (to risk weighted assets)     $    20,028      12.8%      $     6,255       4.0%      $     9,382       6.0%
   Tier 1 capital (to average assets)          $    20,028       9.3%      $     8,593       4.0%      $    10,741       5.0%

      The Bank met the "well capitalized" capital ratio measures at both September 30, 2007 and December 31, 2006.

Liquidity

      Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at September 30, 2007 and December 31, 2006 were approximately $35,012,000 and $40,607,000, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At September 30, 2007, consolidated liquid assets totaled $35,462,656 or 15.1% of total assets compared to $47,002,000 or 20.7% of total assets on December 31, 2006. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $35,300,000 with correspondent banks. At September 30, 2007, the Company had $35,300,000 available under these credit lines. Additionally, Service 1st Bank is a member of the FHLB. At September 30, 2007, Service 1st Bank could have arranged for up to $18,768,500 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At September 30, 2007, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $4,000,000, leaving $14,768,500 available under these FHLB secured borrowing arrangements. Service 1st Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

Inflation

      The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending September 30, 2007 and 2006.

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

      The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of September 30, 2007 and December 31, 2006, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $35,012,000 and $40,607,000 at September 30, 2007 and December 31, 2006, respectively. As a percentage of gross loans and leases these off-balance sheet items represent 28.3% and 35.3%, respectively.

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

                                           Projected change in economic
                                                      value
                                          -----------------------------
                                          September 30,    December 31,
Change in interest rates                       2007            2006
---------------------------------         -------------   -------------
100 basis point rise                             -18.3%          -15.6%
100 basis point decline                           10.2%            5.2%

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

                                           Projected change in net interest
                                                        income
                                          ----------------------------------
                                            September 30,      December 31,
Change in interest rates                        2007               2006
---------------------------------         ----------------   ---------------
100 basis point rise                                 0.62%             4.32%
100 basis point decline                              0.23%             1.12%

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

Item 4. Controls and Procedures

      (a)   Disclosure Controls and Procedures

      An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      (b)   Internal Control Over Financial Reporting

      An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (4.2) Trust Preferred Security Indenture dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

         (4.3) Trust Preferred Security Amended and Restated Declaration of Trust dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association, incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

         (4.4) Trust Preferred Security Guarantee Agreement dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

         (4.5) Trust Preferred Security Junior Subordinated Debt Security dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

         (4.6) Trust Preferred Security Trust Preferred Security Certificate dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association, incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

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

         (10.18) Lease agreement dated May 1, 2005, related to 49 W. 10th Street, Tracy, CA 95378 incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

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

                                          SERVICE 1ST BANCORP

Date: November 13, 2007                   By: /s/ JOHN O. BROOKS
                                              ----------------------------------
                                              John O. Brooks
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date: November 13, 2007                   By: /s/ ROBERT E. BLOCH
                                              ----------------------------------
                                              Robert E. Bloch
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit                                                                             Sequential
  Number                                Description                                  Page Number
-----------   ------------------------------------------------------------------   ----------------
   31.1        Certification of Chief Executive Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.                                         29

   31.2        Certification of Chief Financial Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.                                         30

   32.1        Certification of Service 1st Bancorp by its Chief Executive
               Officer and Chief Financial Officer pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002.                                            31