Form 10-K
period 2007-12-31
SERVICE 1ST BANCORP
filed 2008-03-31
CIK 1225078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________to __________________


                                    000-50323
                            ------------------------
                            (Commission File Number)


                               SERVICE 1ST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      State of California                                   32-0061893
-------------------------------                       -----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer         [ ]
Non-accelerated filer   [ ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $27,467,437.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 28, 2008, the registrant had 2,388,739 shares of its common stock outstanding.

Documents incorporated by reference: The registrant's proxy statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference in Part III, Items 10 through 14.

The Index to Exhibits is located at page 90.

                                      INDEX
                TO SERVICE 1ST BANCORP ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2007

Part I                                                                      Page

Item 1         Business                                                        2
Item 1A        Risk Factors                                                   13
Item 1B        Unresolved Staff Comments                                      16
Item 2         Properties                                                     16
Item 3         Legal Proceedings                                              17
Item 4         Submission of Matters to a Vote of Security Holders            17

Part II

Item 5         Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities              17
Item 6         Selected Financial Data                                        20
Item 7         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      21
Item 7A        Quantitative and Qualitative Disclosures About Market Risk     42
Item 8         Financial Statements and Supplementary Data                    45
Item 9         Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       81
Item 9A        Controls and Procedures                                        81
Item 9B        Other Information                                              82

Part III

Item 10        Directors, Executive Officers, and Corporate Governance        83
Item 11        Executive Compensation                                         83
Item 12        Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     83
Item 13        Certain Relationships and Related Transactions, and
               Director Independence                                          83
Item 14        Principal Accounting Fees and Services                         83

Part IV

Item 15        Exhibits and Financial Statement Schedules                     83

Signatures                                                                    88

Exhibit Index                                                                 90

10.30          Employee Agreement dated November 16, 2007 for
               Thomas A. Vander Ploeg                                         91
23.1           Consent of Vavrinek, Trine, Day & Co., LLP                     99
31.1           Certifications of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                 100
31.2           Certifications of the Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002                 101
32.1           Certifications of Chief Executive Officer and Chief
               Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                    102

                                     PART I


ITEM 1.  BUSINESS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe- harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors set forth under "Item 1a-Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

GENERAL DEVELOPMENT OF BUSINESS

         Service 1st Bancorp (the "Company") is a California corporation, incorporated on January 23, 2003 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2003. The Bank is locally owned and operated and serves the individuals, small and medium-sized businesses, municipalities and professionals located in and adjacent to the cities of Stockton, Tracy, Lodi and adjacent communities in San Joaquin County. On July 7, 2006, the Company organized Charter Services Group, Inc., a California corporation ("Charter"), as a wholly-owned subsidiary. Charter was formed to provide consulting services primarily related to start-up (de novo) bank formations. Charter conducts its operations from its headquarters office located at 1901 W. Kettleman Lane, Suite 102, Lodi, California 95242.

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

         The Bank offers a full range of commercial banking services including acceptance of demand, savings and time deposits, and the making of commercial, real estate (including residential mortgage, construction and land development), leases, and consumer loans. The Bank sells cashier's checks, traveler's checks and money orders. The Bank also offers night depository, notary services, telephone and wire transfers, and federal tax depository services. The Bank does not offer trust or international banking services, but will arrange for such services through a correspondent bank.

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

         As of December 31, 2007 the Company's total assets were $231,075,943 compared to $227,220,390 in 2006. As of December 31, 2007, the Bank had total loans of $114,887,771 before deducting the allowance for loan losses of $1,558,050 and deferred fees of $160,557. Of the loan total, $23,029,593 were commercial loans, $45,002,196 were real estate loans, $29,541,045 were construction and land development loans, $4,713,710 were agriculture loans, $8,560,166 were leases, and $4,041,061 were consumer loans. Total deposits at December 31, 2007 were $202,405,646. Of the deposit total, $26,697,543 were non-interest-bearing demand deposits, $86,305,530 were interest-bearing demand, money market and savings deposits, and $89,402,573 were interest-bearing time deposits.

         During 2007, The Company conducted no significant activities other than holding the shares of its subsidiaries. However, it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System ("The Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. The common stock of the Company is not listed on any exchange, but it is quoted on the OTC Bulletin Board under the symbol "SCVF."

         The principal source of the Company's revenues reflected as a percentage of total revenues are: (1) interest and fees on loans 64.9%; (2) interest on Federal Funds sold 1.6%; (3) interest on investments 28.0%; (4) gain on sale and servicing of loans .4%; (5) referral fees on loans 1.7%; (6) service charges and other fees 1.9%; (7) earnings on cash surrender value life insurance 1.0%; and (8) interest on certificates of deposit with other banks .5%.

Employees

         The Company employed 41 people on a full-time equivalent basis as of December 31, 2007.

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

         The Bank is licensed by the California Commissioner of Financial Institutions ("Commissioner"), its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable legal limits, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. The supervision and regulation includes comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Board of Governors, the Commissioner, and the FDIC and provide the additional information that the Board of Governors, Commissioner, and FDIC may require.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the California law that implemented certain provisions of prior Federal law.

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

         At December 31, 2007, the Company and the Bank were in compliance with the risk-weighted capital and leverage ratio guidelines.

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

         The Federal Financial Institution Examination Counsel ("FFIEC") utilizes the Uniform Financial Institutions Rating System ("UFIRS") commonly referred to as "CAMELS" to classify and evaluate the soundness of financial institutions. Bank examiners use the CAMELS measurements to evaluate capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Effective January 1, 2005, bank holding companies such as the Company were subject to evaluation and examination under a revised bank holding company rating system. The so-called BOPEC rating system implemented in 1979 was primarily focused on financial condition, consolidated capital and consolidated earnings. The rating system reflects the change toward analysis of risk management (as reflected in bank examination under the CAMELS measurements), in addition to financial factors and the potential impact of nondepository subsidiaries upon depository institution subsidiaries.

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

COMPETITION

Competitive Data

         At June 30, 2007, based on the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report at that date, the competing commercial and savings banks had 101 offices in the cities of Tracy, Stockton, and Lodi, California, where the Bank has three offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other community banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2007, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $3,369,810 on an unsecured basis and $5,616,350 on a fully secured basis based on the Bank's regulatory capital and reserves of $22,465,401.

         The Bank's business is concentrated in its service area, which primarily encompasses San Joaquin County. The economy of the Bank's service area is dependent upon government, manufacturing, residential construction, tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon the most recent "Data Book Summary of Deposits in FDIC Insured Commercial and Savings Banks" report dated June 30, 2007, there were 123 operating commercial and savings bank offices in San Joaquin County with total deposits of $7,467,375,000. The Bank held a total of $191,813,000 in deposits, representing approximately 2.57% of total commercial and savings banks deposits in San Joaquin County as of June 30, 2007. At June 30, 2006, the Bank held approximately 2.20% of the deposits in the County.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). The FDIC released final regulations under the Reform Act on November 2, 2006 that established a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates that became effective January 1, 2007 for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits.

         The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon an institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized, but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C.

         Based upon the current risk-based assessment rate schedule, Service 1st Bank's current capital ratios and levels of deposits, Service 1st Bank does not anticipate a significant increase in operating expenses due to the assessment rate applicable to it during 2008 compared to 2007.

General Competitive Factors

         In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible the flexibility which is accorded by its community bank status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by its respective officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. In the event there are customers whose loan demands exceed their respective lending limits, the Bank seeks to arrange for such loans on a participation basis with other financial institutions. The Bank also assists those customers requiring services not offered by the Bank to obtain such services from correspondent banks.

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

         Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the "USA Patriot Improvement and Reauthorization Act of 2005" and the "USA Patriot Act Additional Reauthorizing Amendments Act of 2006," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date on December 31, 2009 on the other two provisions related to "roving surveillance" and production of business records.

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

         The Company's securities are not currently listed on the Nasdaq Stock Market and trading activity is reported on the OTC Bulletin Board. Consequently, the Company is not currently required to comply with Nasdaq listing standards in addition to the rules promulgated by the SEC pursuant to the Act. However, if the Company lists its common stock for trading on the Nasdaq Stock Market in the future, the Company would be required to comply with the Nasdaq listing rules in effect at that time, which may include additional standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

         The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the SEC, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

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

         The Board of Governors, the FDIC, the other federal financial institution regulatory agencies, and the Federal Trade Commission issued a joint press release on October 31, 2007 and final rules and guidelines effective January 1, 2008, subject to mandatory compliance as of November 1, 2008, implementing sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program. The program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft in connection with certain new and existing covered accounts. Covered accounts are defined as (i) an account primarily for personal, family, or household purposes (i.e., consumer accounts), or (ii) any other account for which there is a reasonably foreseeable risk to customers or the safety and soundness of the financial institution or creditor from identity theft. The program must be appropriate to the size and complexity of the financial institution or creditor and the nature and scope of its activities and should be designed to:

         o identify relevant patterns, practices, and specific forms of activity that are "red flags" of possible identity theft and incorporate those red flags into the program;
         o detect the occurrence of red flags incorporated into the program;
         o respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and
         o ensure that the program is updated periodically to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

         The regulations include guidelines that each financial institution must consider and, to the extent appropriate, include in its program and steps that must be taken to administer the program including (i) obtaining approval of the program by the board of directors or a committee of the board, (ii) ensuring oversight of the development, implementation and administration of the program,
(iii) training staff, and (iv) overseeing service provider arrangements. The guidelines contemplate that existing fraud prevention procedures may be incorporated into the program.

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

         o Governmental monetary policies affect the Company's business and are beyond the control of the Company.

         The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company's business, results of operations and financial condition.

         o Service 1st Bancorp's subsidiary, Service 1st Bank, faces strong competition from banks, financial service companies and other companies that offer banking services, which can hurt Service 1st Bancorp's business.

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

         o Worsening economic conditions in Northern California could adversely affect the Company's business.

         The Company conducts business operations principally in Northern California. As a result, the Company's financial condition, results of operations and cash flows are subject to changes in the economic conditions in Northern California. The Company's business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California, and adverse economic conditions could have adverse effects upon the Company. The State of California is currently experiencing significant budgetary and fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate or that such deterioration will not adversely affect the Company. A deterioration in economic conditions locally, regionally or nationally, including the economic impact of terrorist activities within and outside California could result in an economic downturn in Northern California and trigger the following consequences, any of which could adversely affect the Company's business:

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


         o The Company has a concentration risk in real estate related loans.

         At December 31, 2007, approximately 64.9% of the Company's loan and lease portfolio consisted of real estate related loans. The majority of the Company's real property collateral is located in its operating markets in Northern California. A substantial decline in real estate values in the Company's primary market areas could occur as a result of worsening economic conditions, or other events including natural disasters such as earthquakes, fires, and floods. Such a decline in values could have an adverse impact on the Company by limiting repayment of defaulted loans through sale of the real estate collateral and by likely increasing the number of defaulted loans to the extent that the financial condition of its borrowers is adversely affected by such a decline in values. At December 31, 2007, residential construction loans, including land acquisition and development, totaled $17 million or 14.84% of the Company's total loan portfolio. This was comprised of 1.47% owner-occupied and 13.37% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, a well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The adverse effects of the foregoing matters upon the Company's real estate portfolio could necessitate a material increase in the provision for loan and lease losses which could adversely affect the Company's results of operations, financial condition, and future prospects.

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

         o Service 1st Bancorp's allowance for loan and lease losses may not be adequate to cover actual losses.

         Like all financial institutions, Service 1st Bancorp's subsidiary, Service 1st Bank, maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect Service 1st Bank's and therefore the Company's operating results. Service 1st Bank's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond Service 1st Bank's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review Service 1st Bank's loans and leases and allowance for loan and lease losses. Although we believe that Service 1st Bank's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         The Company's administrative office consists of approximately 1,800 square feet on the ground floor of a one story building located in downtown Tracy and is leased from May 1, 2005 through April 30, 2010. There are no options to renew this lease. The current monthly lease rate is $3,004 subject to a 4% adjustment on each anniversary of the commencement of the lease.

         The Bank conducts operations at offices located at 2800 West March Lane, Suite 120, Stockton, California 95219, 60 West 10th Street, Tracy, California 95376, and 1901 W. Kettleman Lane, Suite 100, Lodi, California 95242.

         The Bank's Stockton office consists of approximately 4,715 square feet on the ground floor of an office building located adjacent to Interstate Highway 5 and is leased from October 1, 2002 to September 30, 2009. There are two five-year options to extend the lease term. The current monthly lease rate is $10,938, subject to a 3% annual adjustment. The monthly rate during the extended term will be the fair market rental value of the premises at the commencement of the extended term.

         The Bank's Tracy office consists of approximately 7,500 square feet of space on the ground floor and second floor of a two-story building located in downtown Tracy. The original lease from February 15, 2000 to February 28, 2007, with two five-year options has been extended by the exercise of the first five-year option to extend the lease term to February 28, 2012. The current monthly lease rate is $9,000, subject to increase as specified in the lease option exercise letter dated September 12, 2006.

         The Bank's Lodi office consists of approximately 9,580 square feet on the first floor of a two story office building and is leased from January 1, 2006 through December 31, 2015. There are two five year options to extend the lease. The monthly rental is $21,027, subject to a 3% annual adjustment. The monthly rate during the extended term will be adjusted at the commencement of each extension to the fair market rental value for comparable buildings in San Joaquin County at the time of such extension. The Bank subleased 2,170 square feet to a third party at $4,779.40 per month. The Bank has also subleased 910 square feet to the Company's subsidiary, Charter Services Group, Inc. at a monthly rental of $2,010.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

         There is limited trading in and no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange and is not quoted by The Nasdaq Stock Market. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SVCF." The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Total shares and prices per share have been adjusted retroactively to reflect a three-for-two stock split payable on September 29, 2005. As of March 28, 2008, there were 2,388,739 shares of the Company's common stock outstanding. The Company's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, by the filing of the Company's registration statement on Form 8-A with the SEC on June 26, 2003. Pershing LLC and Wells Fargo Van Kasper have facilitated trades in the Company's common stock. The high and low bid quotations for the Company's common stock for each full quarterly period of the Company's operations for the last two years is listed in the chart shown below.

          Calendar Year                   High                 Low
          -------------                 -----------         -----------
              2007
          First Quarter                $     20.42         $     18.00
          Second Quarter               $     18.00         $     14.00
          Third Quarter                $     14.75         $     10.75
          Fourth Quarter               $     13.15         $      7.00

              2006
          First Quarter                $     23.00         $     15.25
          Second Quarter               $     18.00         $     17.00
          Third Quarter                $     27.00         $     17.65
          Fourth Quarter               $     22.00         $     19.25

         The high and low bid quotations for the Company's common stock were $6.75 and $7.00 as of March 28, 2008.

Holders

         At March 28, 2008, there were approximately 833 shareholders of the Company's common stock. There are no other classes of equity shares of the Company outstanding.

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

Stock Repurchases

         The Company did not repurchase shares of its common stock during the fourth quarter of the year ended December 31, 2007, and has not repurchased shares of its common stock at any time since its incorporation.

PERFORMANCE GRAPH

         The following graph compares the performance of Service 1st Bancorp's common shares to the Nasdaq Stock Market Total Return Index and the Nasdaq Bank Stock Index during the last five years. The graph shows the value of $100 invested in Service 1st Bancorp common stock and both indices on December 31, 2002 and the change in the value of Service 1st Bancorp's common shares compared to the indices as of the end of each year. The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.


                               SERVICE 1ST BANCORP
                             [GRAPHIC CHART OMITTED]

                                                              Year Ending
                         --------------------------------------------------------------------------------
Index                           12/31/02     12/31/03     12/31/04     12/31/05     12/31/06     12/31/07
---------------------------------------------------------------------------------------------------------
Service 1st Bancorp                  100       152.44       162.67       267.71       303.15       124.41
NASDAQ Composite                     100       150.01       162.90       165.13       180.85       198.59
NASDAQ Bank                          100       129.93       144.21       137.97       153.16       119.36


ITEM 6.  SELECTED FINANCIAL DATA

BUSINESS ORGANIZATION

         Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of December 31, 2007, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County, The Bank offers a full range of commercial banking services to individuals, small and medium sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. The Company also has a wholly-owned subsidiary, Charter Services Group, Inc., which provides consulting services to start-up (de novo) banks.

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

SELECTED FINANCIAL DATA

                                                           2007              2006             2005
                                                      -------------     -------------    -------------
Interest Income                                       $  14,906,522     $  12,723,496    $   8,479,233
Interest Expense                                          8,000,166         5,772,931        2,853,899
                                                      -------------     -------------    -------------
Net interest Income                                       6,906,356         6,950,565        5,625,334
Provision for loan loss                                     935,000           300,000          165,000
                                                      -------------     -------------    -------------
Net Interest Income After Provision for Loan Losses       5,971,356         6,650,565        5,460,334
Non-interest Income                                         888,995           806,295          686,843
Non-interest Expense                                      6,879,522         6,310,574        4,579,562
                                                      -------------     -------------    -------------
Income (loss) before Provision for Taxes                    (19,171)        1,146,286        1,567,615
Tax Expense (Credit)                                       (356,194)          299,165          144,996
                                                      -------------     -------------    -------------
Net Income                                            $     337,023     $     847,121    $   1,422,619
                                                      =============     =============    =============
Net Income Per Share - Basic                          $         .14     $         .35    $         .60
Net Income Per Share - Diluted                        $         .14     $         .33    $         .56
Return on Average Assets                                        .15%              .44%             .90%
Return on Average Equity                                       1.95%             5.37%            9.42%
Average Equity to Average Assets                               7.69%             8.16%            9.53%
Average Loans to Average Deposits                             60.18%            62.75%           52.21%
Total Assets as of December 31,                       $ 231,075,943     $ 227,220,390    $ 169,329,270
Total Deposits as of December 31,                     $ 202,405,646     $ 199,955,091    $ 151,141,667
Net Interest Margin                                            3.25%             3.82%            3.88%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflict in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. These factors set forth under "Item 1a-Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

EARNINGS OVERVIEW

         For the year ended December 31, 2007, the Company reported net income of $337,023 or $0.14 basic and $0.14 diluted earnings per share, compared with the net of income of $847,121 or $0.35 basic and $0.33 diluted earnings per share for the year ended December 31, 2006 and $1,422,619 or $0.60 basic and $0.56 diluted earnings per share for the year ended December 31, 2005. The decline in net income for 2007 resulted primarily from an increase in the allowance for loan loss and an increase in salary expense.

         The decline in net income from 2005 to 2006 resulted primarily from an increase in salary expense, occupancy expense, advertising, and promotional expense. The increase in salary expense from 2005 to 2006 included $121,810 for stock-based compensation. There was no stock-based compensation expense for 2005.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. The primary factors to consider in analyzing the net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates. Beginning in July 2004 and continuing through June 2006, actions by the Federal Reserve Board to raise interest rates resulted in the prime rate being raised from 4.00% to 8.25%. Beginning on September 18, 2007 the Federal Reserve changed its policy and started dropping interest rates. The prime rate declined from 8.25% on September 18, 2007 to 7.25% on December 11, 2007. Historically, the largest source of income for banks is that which is created by net interest income. Even though the Federal Reserve began to reduce rates in September 2007, the competition for deposits caused interest rates on interest-bearing liabilities to increase from 3.91% for 2006 to 4.43% for 2007. The yield on interest-earning assets increased from 6.98% during 2006 to 7.02% during 2007.

         Net interest income before provision for loan losses for 2007 was $6,906,356 compared to $6,950,565 in 2006. The average rate earned on interest earning assets increased from 6.98% in 2006 to 7.02% in 2007. Interest income in 2007 was $14,906,522 or $2,183,026 greater than the $12,723,496 in 2006. The growth in average interest bearing liabilities was $32,691,144. Interest expense for 2007 was $8,000,166 or $2,227,235 greater than the $5,772,931 in 2006.

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

         The following tables set forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 2007, 2006 and 2005.

                                                    December 31, 2007                             December 31, 2006
                                       -------------------------------------------    ------------------------------------------
                                                                         Average                                       Average
                                          Average          Income/       Yield or        Average          Income/      Yield or
                                         Balance (4)       Expense       Rate Paid      Balance (4)       Expense      Rate Paid
                                       -------------------------------------------    ------------------------------------------
 Interest-earning assets:
 Interest-bearing deposits             $   1,438,011    $      71,627         4.98%   $   1,469,855   $      81,322         5.53%
 Investment securities, taxable           64,535,592        3,414,206         5.29%      56,510,601       2,609,668         4.62%
 Investment securities, non-taxable       23,561,350          975,926         4.14%      15,279,119         549,852         3.60%
 Federal funds sold                        4,972,951          250,587         5.04%       4,863,038         247,675         5.09%
 Loans (1) (2)                           117,744,381       10,194,176         8.66%     104,063,315       9,234,979         8.87%
                                       -------------    -------------                 -------------   -------------
    Total interest-earning assets        212,252,285       14,906,522         7.02%     182,185,928      12,723,496         6.98%
                                                        -------------                                 -------------
 Allowance for loan losses                (1,479,968)                                    (1,260,870)
 Cash and due from banks                   4,229,357                                      3,692,527
 Bank premises and equipment               1,367,153                                      1,051,835
 Accrued interest receivable               1,316,236                                        956,572
 Other assets                              6,718,547                                      6,844,281
                                       -------------                                  -------------
    Total assets                       $ 224,403,610                                  $ 193,470,273
                                       =============                                  =============

 Interest-bearing liabilities:
 Demand deposits                       $  57,736,501        2,446,946         4.24%   $  63,060,814       2,199,856         3.49%
 Savings & money market accounts          28,722,251          845,277         2.94%      21,266,677         588,396         2.77%
 Time deposits                            84,239,592        4,110,771         4.88%      52,683,301       2,374,854         4.51%
 Other borrowings                          9,769,185          597,172         6.11%      10,765,593         609,825         5.66%
                                       -------------    -------------                 -------------   -------------
    Total interest-bearing liabilities   180,467,529        8,000,166         4.43%     147,776,385       5,772,931         3.91%
                                                        -------------                                 -------------
 Non-interest bearing demand deposits     24,940,284                                     28,776,610
 Other liabilities                         1,729,218                                      1,148,399
                                       -------------                                  -------------
    Total liabilities                    207,137,031                                    177,701,394
 Shareholders' equity                     17,266,579                                     15,768,879
                                       -------------                                  -------------
 Total liabilities and shareholders'
       equity                          $ 224,403,610                                  $ 193,470,273
                                       =============                                  =============

 Net interest income                                    $   6,906,356                                 $   6,950,565
                                                        =============                                 =============
 Net interest margin on average
       interest earning assets (3)                                            3.25%                                         3.82%


1. Average loan balances include average deferred loan fees of $178,983 and $261,631 for the years ending December 31, 2007 and 2006, respectively.
2. Interest on loans includes fees of $190,955 and $248,683 for the years ending December 31, 2007 and 2006, respectively.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
4.   All average balances have been computed using daily balances.


                                                        December 31, 2005
                                        --------------------------------------------
                                                                           Average
                                           Average           Income/       Yield or
                                          Balance (4)        Expense       Rate Paid
                                        --------------------------------------------
Interest-earning assets:
Interest-bearing deposits               $   2,624,303    $      73,952          2.82%
Investment securities, taxable             58,180,384        2,271,855          3.90%
Investment securities, non-taxable          3,982,007          149,133          3.75%
Federal funds sold                          6,225,953          188,098          3.02%
Loans (1) (2)                              73,978,423        5,796,195          7.83%
                                        -------------    -------------
   Total interest-earning assets          144,991,070        8,479,233          5.85%
                                                         -------------
Allowance for loan losses                  (1,070,293)
Cash and due from banks                     8,283,607
Bank premises and equipment                   631,980
Accrued interest receivable                   641,492
Other assets                                4,929,952
                                        -------------
   Total assets                         $ 158,407,808
                                        =============

Interest-bearing liabilities:
Demand deposits                         $  68,382,714        1,519,486          2.22%
Savings & money market accounts            15,745,131          200,799          1.28%
Time deposits                              29,852,230        1,122,522          3.76%
Other borrowings                              278,821           11,092          3.98%
                                        -------------    -------------
   Total interest-bearing liabilities     114,258,896        2,853,899          2.50%
                                                         -------------
Non-interest bearing demand deposits       27,703,879
Other liabilities                           1,341,828
                                        -------------
   Total liabilities                     143, 304,603
Shareholders' equity                       15,103,205
                                        -------------
      equity                            $ 158,407,808
                                        =============

Net interest income                                      $   5,625,334
                                                         =============
Net interest margin on average
      interest earning assets (3)                                               3.88%

1. Average loan balances include average deferred loan fees of $277,103 for the year ended December 31, 2005.
2. Interest on loans includes fees of $193,744 for the year ended December 31, 2005.
3. Net interest margin is computed by dividing net interest income by total average earning assets.
4.   All average balances have been computed using daily balances.


Rate/Volume Analysis

                                         2007 over 2006                                2006 over 2005
                              Increase (decrease) due to change in:         Increase (decrease) due to change in:
                             -----------------------------------------    -----------------------------------------
                             Volume (1)(3)   Rate (2)(3)      Total       Volume (1)(3)   Rate (2)(3)      Total
                             -----------------------------------------    -----------------------------------------
Increase (Decrease) in:
Interest income:
 Interest-bearing deposits
  in banks                   $    (1,737)   $    (7,958)   $    (9,695)   $   (42,365)   $    49,735    $     7,370
 Investment securities,
  taxable                        397,920        406,618        804,538        616,636         (9,486)       607,150
    Investment securities,
        non-taxable              505,226        140,341        645,567        (67,119)       404,933        337,814
    Taxable equivalent
      adjustment                (171,777)       (47,716)      (219,493)      (209,657)         3,225       (206,432)

    Federal funds sold             5,454         (2,542)         2,912        (48,010)       107,587         59,577

    Loans                      1,185,096       (225,899)       959,197      2,589,473        849,311      3,438,784
                             -----------    -----------    -----------    -----------    -----------    -----------

         Total                 1,920,182        262,844      2,183,026      2,838,958      1,405,305      4,244,263

Interest Expense:
 Demand, interest-bearing       (196,802)       443,892        247,090       (126,404)       806,775        680,371

    Savings                      218,051         38,830        256,881         89,884        297,712        387,596

    Time                       1,526,870        209,047      1,735,917        993,881        258,451      1,252,332

    Borrowings                   (59,081)        46,428        (12,653)       592,070          6,663        598,733
                             -----------    -----------    -----------    -----------    -----------    -----------

       Total                   1,489,038        738,197      2,227,235      1,549,431      1,369,601      2,919,032
                             -----------    -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in
   Net interest income       $   431,144    $  (475,353)   $   (44,209)   $ 1,289,527    $    35,704    $ 1,325,231
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

OTHER INCOME

         Total other income was $888,995 for 2007, $806,295 for 2006, and $686,843 for 2005. During 2007, service charges and fees increased from $275,863 in 2006 to $304,281 in 2007. During 2006, service charges and fees decreased from $323,980 in 2005 to $275,863 in 2006. The increase in service charges, fees, and other income for 2007 was primarily from consulting fees from the Company's subsidiary, Charter Services Group, Inc. ("Charter") of $110,000. There were no fees earned from Charter in 2006 and 2005. During 2002, the Bank established a Small Business Administration ("SBA") Department. The Government guarantees a portion of each SBA loan. The guaranteed portion of each SBA loan can be sold in the secondary market and the Bank receives a premium on these sales and servicing revenue. Gains on sales and servicing of the guaranteed portion of SBA loans during 2007 were $56,655 compared to $102,845 in 2006 and $187,902 in 2005. The decline in gains on SBA loan sales was due to the loss of the Bank's SBA loan officer and the Company does not anticipate any growth in this category until a new officer fills that position. The Bank offers loans on single family homes and commercial mortgage loans through third party lenders. The Bank receives fees for packaging loans for third party lenders. These loans are then funded by and become assets of the third party lenders. The fees received on such loans were $265,409 for 2007 compared to $275,661 in 2006 and $45,285 for 2005. There was no comparable income from loan packaging of commercial mortgage loans during 2005.

         The Company purchased key-man life insurance policies on several of its officers. The proceeds received from these policies will fund retirement benefits for executive officers of the Company and the Bank. The earnings on the cash surrender value of life insurance were $159,837 during 2007 compared to $153,725 during 2006 and $123,485 during 2005.

         Gains/losses on the sale of investment securities consisted of a loss of $7,187 for the year ended December 31, 2007, a loss of $1,799 for the year ended December 31, 2006, and a gain of $6,191 for the year ended December 31, 2005.

         The major components of other expenses for the years ended December 31, 2007, 2006, and 2005 are listed in the table below.

                                                        2007          2006          2005
                                                     ----------    ----------    ----------
Other expenses:
   Salaries & employee benefits                      $3,935,912    $3,564,721    $2,701,793
   Occupancy expense                                    649,247       641,177       329,017
   Equipment expense                                    345,107       237,866       185,313
   Data Processing and other professional services      603,000       625,216       504,024
   Office supplies and equipment                        222,450       178,813       155,880
   Loan department expense                               53,552       191,203       105,734
   Advertising and promotion                            225,162       270,766       139,902
   Directors fees and expenses                          210,360       196,230        93,852
   FDIC & State assessments                             141,350        61,876        82,956
   Other operating expenses                             493,382       342,706       281,091
                                                     ----------    ----------    ----------
Total other expenses                                 $6,879,522    $6,310,574    $4,579,562
                                                     ==========    ==========    ==========

Other expenses as a percentage of average assets           3.06%         3.26%         2.89%

Salaries and Employee Benefits

         Salaries and employee benefits expense for 2007 was $3,935,912, an increase of $371,191 from $3,564,721 in 2006. The primary increase in salaries and employee benefits was from additional staff required to service the anticipated growth in the Company. The total salary and employee benefits expense for the Lodi branch office in 2006 was approximately $350,000. Salaries and employee benefits expense for 2005 was $2,701,793. The increase from 2005 to 2006 was due to the opening of a new branch office in Lodi and the establishment of a new subsidiary, Charter Services Group, Inc. There were no comparable expenses in 2005 for Charter or the Lodi branch. Prior to 2006, the Company was not required to expense stock-based compensation on its statement of income. During 2007 and 2006, the Company recognized $75,322 and $121,810, respectively, for stock-based compensation expense on incentive stock options that had been granted to certain employees.

Occupancy Expense

         Occupancy expense was $649,247 in 2007, $641,177 in 2006 and $329,017 in 2005. The increase in expense from 2005 to 2006 was primarily related to the expense for the new Lodi branch office. The occupancy expense for the Lodi branch office was $258,957 for 2006. There was no occupancy expense for Lodi in 2005.

Equipment Expense

         Equipment expense in 2007 was $345,107 compared to $237,866 in 2006 and $185,313 in 2005. The increase in equipment expense was primarily related to an increase in depreciation expense which increased from $147,981 in 2006 to $202,724 in 2007. The increased depreciation expense was incurred to replace obsolescent equipment. The amortization of maintenance contracts associated with the new equipment caused total maintenance expense to increase from $62,254 in 2006 to $112,177 in 2007.

Data Processing and Other Professional Services

         Data processing and other professional services for 2007 were $603,000 compared to $625,216 in 2006 and $504,024 in 2005. The increase in expense from 2005 to 2006 was primarily related to services provided by consultants. During 2006, the Company incurred costs to assist it with the preparation of a disaster recovery procedures manual. The Company also paid approximately $50,000 to a recruitment agency to find new employees.

Office Supplies and Equipment

         Office supplies and equipment expenses were $222,450 in 2007 compared to $178,813 in 2006 and $155,880 for 2005. The increase in expense was related to the anticipated expansion of the Bank and the printing costs associated with the change in the Bank's logo.

Loan Department Expense

         Loan department expense for 2007 was $53,552 compared to $191,203 for 2006 and $105,734 for 2005. The provision for the reserve for loan losses on undisbursed loans was $(22,000) for 2007 compared to $12,000 for 2006 and $10,000 for 2005. During 2007, it was determined that the Company's reserves for undisbursed loans could be reduced by $22,000. There have been no losses on undisbursed loans in prior years. The Bank has sold the guaranteed portion on certain loans to other third parties but continues to service these loans. The loan servicing expense was $50,794 in 2007 compared to $160,373 in 2006 and $68,436 in 2005. The increase in loan servicing expense for 2006 is related to the early payoff of loans that the Company was servicing. When the Company sells loans but retains the servicing, the Company amortizes the loan servicing fees over the estimated life of the loan. If the loan pays off early, the remaining unamortized servicing asset is expensed. During 2006, several loans paid off early.

Advertising and Promotion Expense

         Advertising and promotion expense in 2007 was $225,162 compared to $270,766 in 2006 and $139,902 in 2005. The increases in expense for 2007 and 2006 compared to 2005 was related to promoting the growth of the Bank.

Directors Fees and Expenses

         The Company does not pay director fees to employee directors. Director fees and expenses for 2007 were $210,360 compared to $196,230 in 2006 and $93,852 in 2005. The primary increase in director expense from 2005 to 2006 was from $77,640 associated with stock-based compensation expense for options granted to directors. Prior to 2006, the Company was not required to reflect a cost related to stock options granted to directors on its income statement. Beginning in 2006, the Company was required to reflect this cost on its income statement in accordance with SFAS No. 123R.

FDIC and State Assessments

         FDIC and California Department of Financial Institutions assessments were $141,350 in 2007 compared to $61,876 in 2006 and $82,956 in 2005. During
2007, the FDIC imposed a large increase in rates that all banks were required to pay to the FDIC.

Other Operating Expense

         Other operating expenses in 2007 were $493,382 compared to $342,706 in 2006 and $281,091 in 2005. The increase is related to the growth of the Company. The Bank belongs to the Certificate of Deposit Account Registry Service(R) (CDARS) network. The Bank can provide its customers with $50,000,000 in FDIC insurance coverage on certificates of deposit accounts. Through the CDARS network, the Bank places its customers with other banks throughout the country and receives reciprocal deposits from other bank's customers. The Bank pays a fee for placing these reciprocal deposits through the CDARS network. The CDARS expense for 2007 was $159,170 compared to $58,525 in 2006 and $48,001 in 2005.
The average balance of CDARS deposits during 2007 was $54,448,389 compared to $19,948,093 in 2006.

Provision for Income Taxes

         The Company has a large portfolio of municipal investment securities. These securities are substantially tax free for federal income tax purposes. As a result of the benefits associated with these securities, the Company has a tax benefit of $356,194 for 2007 compared to the tax expense of $299,165 in 2006 and $144,996 in 2005.

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

         The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $935,000 in 2007, $300,000 in 2006 and $165,000 in 2005. During 2007, the Company charged off $806,000 of a $2,420,000 real estate loan located in Clements, California reducing the loan balance to $1,614,000. After the loan was written down, The Company increased its provision for loan loss to maintain an adequate reserve for other possible loan losses.

Summary of Loan Loss Experience

         The following table summarizes the changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                              For the Year Ended December 31,
                                                     ------------------------------------------------
                                                         2007              2006              2005
                                                     -------------    -------------     -------------
Outstanding Loans:
    Average for the Year                             $ 117,744,381    $ 104,063,315     $  73,978,423
    End of the Year                                  $ 114,887,771    $ 115,171,711     $  83,964,728
Allowance For Loan Losses:
Balance at Beginning of Year                         $   1,429,050    $   1,123,494     $     963,000
Actual Charge-Offs:
    Commercial                                                  --               --             4,506
    Consumer                                                    --               --                --
    Real Estate                                            806,000               --                --
                                                     -------------    -------------     -------------
Total Charge-Offs                                          806,000               --             4,506
Less Recoveries:
    Commercial                                                  --               --                --
    Consumer                                                                  5,556                --
    Real Estate                                                 --               --                --
                                                     -------------    -------------     -------------
Total Recoveries                                                --            5,556                --
                                                     -------------    -------------     -------------
Net Loans Charged-Off (Recovered)                          806,000           (5,556)            4,506
Provision for Loan Losses                                  935,000          300,000           165,000
                                                     -------------    -------------     -------------
Balance at End of Year                               $   1,558,050    $   1,429,050     $   1,123,494
                                                     =============    =============     =============
Ratios:
Net Loans Charged-Off (Recovered) to Average Loans             .68%            (.01%)             .01%
Allowance for Loan Losses to Total Loans                      1.36%            1.24%             1.34%
Net Loans Charged-Off (Recovered) to Beginning
    Allowance for Loan Losses                                56.40%            (.49%)             .47%
Net Loans Charged-Off (Recovered) to Provision
    for Loan Losses                                          86.20%           (1.85%)            2.73%
Allowance for Loan Losses to Nonperforming Loans             77.67%          328.41%           363.29%

         Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the Interagency Policy Statements on the Allowance for Loan and Lease Losses dated December 13, 2006, the update of Accounting for Loan and Lease Losses dated March, 2004, and the Interagency Policy Statements on Allowance for Loan and Lease Losses Methodologies for Banks and Savings Institutions dated July 6, 2001.

         The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                                            2007                  2006                   2005
---------------------------------   -------------------    -------------------    -------------------
Loan category                        Amount     Percent     Amount     Percent     Amount     Percent
---------------------------------   --------   --------    --------   --------    --------   --------
Construction and land development   $    530      34.01%   $    310      29.74%   $    459      40.88%
Real estate                              446      28.63%        445      37.68%        312      27.78%
Commercial                               300      19.26%        438      20.34%        315      28.05%
Agriculture                               35       2.25%         35       3.72%         10        .89%
Consumer                                 160      10.27%        108       1.06%         27       2.40%
Leases                                    87       5.58%         93       7.46%         --         --
                                    --------   --------    --------   --------    --------   --------
   Total gross loans                $  1,558     100.00%   $  1,429     100.00%   $  1,123     100.00%
                                    ========   ========    ========   ========    ========   ========

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

NONPERFORMING ASSETS

         The following table provides information with respect to the components of our nonperforming assets at the dates indicated (dollars in thousands):

                                                                   December 31,
                                                       -------------------------------------
                                                          2007         2006         2005
                                                       ----------   ----------   ----------
Loans 90 Days Past Due and Still Accruing              $       --   $       --   $      255

Nonaccrual Loans                                            2,006          435           54

                                                       ----------   ----------   ----------
Total Nonperforming Loans                                   2,006          435          309

Other Real Estate Owned                                        --           --           --

                                                       ----------   ----------   ----------
Total Nonperforming Assets                             $    2,006   $      435   $      309
                                                       ==========   ==========   ==========

Non performing Loans as a Percentage of Total Loans          1.75%         .38%         .37%
Allowance for Loan Loss as a Percentage of
   Nonperforming Loans                                      77.67%      328.41%      363.29%
Nonperforming Assets as a Percentage of Total Assets          .87%         .19%         .18%

         Nonaccrual loans are generally past due 90 days or are loans as to which the principal may not be collectible. Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

         There were $2,006,029 in nonperforming loans held by the Bank at December 31, 2007. One of the loans in the amount of $352,542 is guaranteed by the Small Business Administration for $264,407. The Bank does not currently anticipate that there will be any significant losses associated with these nonperforming loans. The Bank subsequently foreclosed on a real estate loan of $1,614,000 during the first quarter of 2008.

BALANCE SHEET ANALYSIS

         Total assets of the Company at December 31, 2007 were $231,075,943 compared to $227,220,390 in 2006 and $169,329,270 in 2005, representing an increase of 1.70% and 34.2%, respectively. The growth of the Company in 2007 slowed as a result of a worsening economy and a slow down in new real estate construction. The growth in 2006 over 2005 was primarily from the opening of a new branch in Lodi.

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

         Investment securities increased to $95,995,684 at December 31, 2007 compared to $86,143,722 at December 31, 2006 and to $68,809,971 at December 31, 2005. This represents an increase of $9,851,962 or 11.4% for 2007 as compared to 2006. The increase in investments is available for liquidity and pledging purposes.

The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2007.


                                                       Gross           Gross         Estimated
                                      Amortized      Unrealized      Unrealized         Fair          Average
                                         Cost          Gains           Losses           Value         Yields
                                     ------------   ------------    ------------    ----------------------------
Available-for-Sale Securities:
  U.S. Government Agencies           $ 35,211,652   $     83,394    $    (53,615)   $ 35,241,431            5.20%
  State and Political Subdivisions     23,520,119         24,390        (249,204)     23,295,305            4.15%
  Asset-Backed Securities               7,173,180          1,274         (77,244)      7,097,210            5.15%
  Mortgage-Backed Securities           14,368,973         47,170        (128,003)     14,288,140            4.66%
  Agency Preferred Stock                2,530,000             --         (13,767)      2,516,233            7.40%
  Short-Term Mutual Funds                 500,000             --          (4,111)        495,889            5.21%
                                     ------------   ------------    ------------    ------------
                                     $ 83,303,924   $    156,228    $   (525,944)   $ 82,934,208            4.91%
                                     ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies           $  3,875,767   $        353    $    (96,834)   $  3,779,286            6.51%
  State and Political Subdivisions      5,123,990         18,549        (383,769)      4,758,770            4.46%
  Corporate                             3,898,115         14,070         (83,352)      3,828,833           10.46%
  Mortgage-Backed Securities              163,604          3,202              (6)        166,800            6.02%
                                     ------------   ------------    ------------    ------------
                                     $ 13,061,476   $     36,174    $   (563,961)   $ 12,533,689            6.99%
                                     ============   ============    ============    ============

         The following table sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more, and total losses as of December 31, 2007 (dollar amounts in thousands).

                                       Less than Twelve Months         Twelve Months or More                   Total
                                     ---------------------------    ----------------------------    ----------------------------
                                        Gross        Estimated         Gross         Estimated         Gross         Estimated
                                      Unrealized       Fair          Unrealized        Fair          Unrealized        Fair
                                        Losses         Value           Losses          Value           Losses          Value
                                     ------------   ------------    ------------    ------------    ------------    ------------
US Government Agencies               $        (78)  $      7,863    $        (73)   $      9,462    $       (151)   $     17,325

State and Political Subdivisions             (475)        14,975            (158)          6,025            (633)         21,000


Preferred Stock                               (14)           486              --              --             (14)            486

Asset-Backed Securities                       (11)         2,798             (66)          4,662             (77)          7,460

Mortgage-Backed Securities                     (4)           972            (124)          8,466            (128)          9,438

Short-Term Mutual Funds                        (4)           496              --              --              (4)            496

Corporate                                     (83)         2,185              --              --             (83)          2,185
                                     ------------   ------------    ------------    ------------    ------------    ------------

                                     $       (669)  $     29,775    $       (421)   $     28,615    $     (1,090)   $     58,390
                                     ============   ============    ============    ============    ============    ============

         As of December 31, 2007, the Company had 278 investment securities with an estimated fair value decline of .93% from the Company's amortized cost. Management evaluates investment securities for other than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2007, no declines in fair value are deemed to be other than temporary.

         The scheduled maturities of securities available-for-sale and held-to-maturity as of December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available-for-Sale                         Held-to-Maturity
                                ---------------------------------------   --------------------------------------
                                                             Weighted                                 Weighted
                                 Amortized       Fair         Average     Amortized        Fair        Average
                                    Cost         Value       Yields (1)      Cost          Value      Yields (1)
                                -----------   -----------    ----------   -----------   -----------   ----------
Due in one year or less         $ 3,967,362   $ 3,946,364          3.79%  $        --   $        --          N/A
After one year to five years      7,715,875     7,699,821          4.91%           --            --          N/A
After five years to ten years    15,697,581    15,730,936          5.36%    1,000,000     1,013,710         8.75%
After ten years                  38,524,133    38,256,825          5.76%   11,897,872    11,353,179         7.72%
Mortgage-backed securities       14,368,973    14,288,140          4.66%      163,604       166,800         6.01%
Preferred stock                   2,530,000     2,516,233          7.40%           --            --          N/A
Short-term mutual fund              500,000       495,889          5.21%           --            --          N/A
                                -----------   -----------                 -----------   -----------
                                $83,303,924   $82,934,208          5.37%  $13,061,476   $12,533,689         7.78%
                                ===========   ===========                 ===========   ===========

(1) Weighted average yields for municipal securities have been adjusted to reflect their tax equivalent yields.

         Listed below are the amortized cost and fair value of the securities owned by the Company, which exceed ten percent of shareholders' equity.

                                                      Amortized
                                                         Cost       Fair Value
                                                      -----------   -----------
         Federal National Mortgage Association        $22,979,620   $23,000,325
         Federal Home Loan Mortgage Corporation       $15,161,337   $15,018,342
         Federal Home Loan Bank                       $14,347,803   $14,326,203
         Government National Mortgage Association     $ 2,161,237   $ 2,157,485

         The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2006.


                                                        Gross          Gross         Estimated
                                      Amortized       Unrealized     Unrealized         Fair         Average
                                         Cost           Gains          Losses           Value        Yields
                                     ------------   ------------    ------------    --------------------------
Available-for-Sale Securities:
  U.S. Government Agencies           $ 39,415,380   $     63,385    $   (294,940)   $ 39,183,825          4.97%
  State and Political Subdivisions     19,522,737         38,074         (74,787)     19,486,024          3.92%
  Asset-Backed Securities               7,280,691          3,946        (133,943)      7,150,694          4.90%
  Mortgage-Backed Securities           15,138,808         12,460        (314,084)     14,837,184          4.41%
  Short-Term Mutual Funds                 500,000             --              --         500,000          5.38%
                                     ------------   ------------    ------------    ------------
                                     $ 81,857,616   $    117,865    $   (817,754)   $ 81,157,727          4.61%
                                     ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies           $  2,468,485   $         --    $    (17,659)   $  2,450,826          6.44%
  State and Political Subdivisions      2,313,410        119,689         (12,909)      2,420,190          4.58%
  Asset-Backed Securities                  14,526             --              --          14,526          6.30%
  Mortgage-Backed Securities              189,574          2,567             (57)        192,084          5.79%
                                     ------------   ------------    ------------    ------------
                                     $  4,985,995   $    122,256    $    (30,625)   $  5,077,626          5.55%
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
                                     ============   ============   ============   ============   ============   ============

         As of December 31, 2007, the Company had 278 investment securities with an estimated fair value decline of .93% from the Company's amortized cost. Management evaluates investment securities for other than temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2007, no declines in value are deemed to be other than temporary.

Loans

         A significant portion of the Company's assets consists of the loan portfolio. Gross loans were $114,887,771 in 2007, $115,171,711 in 2006 and
$83,964,728 at December 31, 2005. Approximately 74.6% of the gross loans at December 31, 2007 are adjustable rate loans. Nearly all of the adjustable rate loans are tied to the prime rate. To mitigate the negative effect on earnings from declining interest rates, the Bank included interest rate floors on some of its loans. Once the interest rate on a loan reaches the interest rate floor, the interest rate cannot decline further. The interest rate floors helped to protect net income from declining interest rates, but also creates a lag in the repricing of certain loans as interest rates rise.

         The table below summarizes the composition of the loan portfolio as of December 31, 2007, 2006, and 2005.

                                                2007                          2006                        2005

Loan category                           Amount       Percent         Amount       Percent          Amount      Percent
---------------------------------   -------------   ---------    -------------   ---------    -------------   ---------
Construction and land development   $  29,541,045       25.71%   $  34,248,157       29.74%   $  27,787,719       33.09%
Real estate                            45,004,402       39.18%      43,396,795       37.68%      33,672,659       40.11%
Commercial                             23,027,387       20.04%      23,421,351       20.34%      18,109,304       21.57%
Leases                                  8,560,166        7.45%       8,591,815        7.46%              --          --
Agriculture                             4,713,710        4.10%       4,288,022        3.72%       1,964,690        2.34%
Consumer                                4,041,061        3.52%       1,225,571        1.06%       2,430,356        2.89%
                                    -------------   ---------    -------------   ---------    -------------   ---------
   Total gross loans                  114,887,771      100.00%     115,171,711      100.00%      83,964,728      100.00%

Deferred loan fees and discounts         (160,557)                    (234,487)                    (308,102)
Reserve for possible loan losses       (1,558,050)                  (1,429,050)                  (1,123,494)

                                    -------------                -------------                -------------
   Total net loans                  $ 113,169,164                $ 113,508,174                $  82,533,132
                                    =============                =============                =============

         The table below summarizes the approximate maturities and sensitivity to changes in interest rates for the loans at December 31, 2007.

                                                  After One Year
                                     Due Within     But Within       After
Loan category                         One Year      Five Years     Five Years       Total
---------------------------------   ------------   ------------   ------------   ------------
Construction and land development   $ 25,936,817   $  2,903,107   $    701,122   $ 29,541,046
Real estate                           12,487,825     22,117,178     10,397,192     45,002,195
Commercial                            13,232,822      6,494,042      3,302,729     23,029,593
Leases                                        --      2,588,166      5,972,000      8,560,166
Agriculture                            3,634,656        976,287        102,767      4,713,710
Consumer                               3,705,141        310,033         25,887      4,041,061
                                    ------------   ------------   ------------   ------------
   Total gross loans                $ 58,997,261   $ 35,388,813   $ 20,501,697   $114,887,771
                                    ============   ============   ============   ============
Interest rate provision
-----------------------
Predetermined rates                 $  6,013,534   $ 13,947,663   $  9,175,017   $ 29,136,214
Floating or adjustable rates          52,983,727     21,441,150     11,326,680     85,751,557
                                    ------------   ------------   ------------   ------------
                                    $ 58,997,261   $ 35,388,813   $ 20,501,697   $114,887,771
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

         California's economy has not been as robust as in prior years. Construction loans and other real estate secured loans comprise approximately 64.9% of total loans outstanding, which management believes represents a concentration in the loan portfolio. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses which could adversely affect the Company's future prospects, results of operations, overall profitability and the market price of the Company's common stock.

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

         Subprime loans generally refer to adjustable rate residential mortgages made to higher-risk borrowers with lower credit and/or income histories. Such subprime loans coupled with declines in housing prices have led to an increase in default rates resulting in many instances of increased foreclosure rates as the adjustable interest rates reset to higher levels. The Company does not originate and does not have any "subprime" loans or investments on its books at December 31, 2007; however, the effects of subprime loan defaults, foreclosures and declining housing prices has contributed to the worsening economic conditions affecting the real estate markets generally in areas where the Company conducts its business. The continuing effect of such circumstances may adversely affect the value of the Company's loan portfolio requiring further reserves against loss and thereby adversely affect the Company's results of operations, financial condition, prospects and stock price.

Nonaccrual Loans, Loans Past Due 90 Days and OREO

         Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. Total nonaccrual loans and loans more than 90 days past due at December 31, 2007 were $2,006,029, $435,147 at December 31, 2006 and $309,256 at
December 31, 2005. The increase from 2006 to 2007 was primarily from one real estate loan secured by a tract of 15 developed lots.

         At December 31, 2007, there were loans totaling $2,006,029 that were considered impaired. There were no loans that were considered troubled debt restructurings. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

         There was no other real estate owned at December 31, 2007, 2006 and 2005.

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

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):


                                                                     December 31,
                                                      ------------------------------------------
                                                          2007           2006           2005
                                                      ------------   ------------   ------------
Commitments to extend credit:
Revolving lines of credit secured by 1-4 family
     residences                                       $      4,653   $      4,580   $      4,442
Commercial real estate, construction and land
     development commitments secured by real estate          8,984         17,321         16,475
Other commitments:
     Commercial loans                                       15,489          9,587          7,943
     Agricultural loans                                      4,591          3,774          1,939
     Unsecured consumer lines of credit                      2,775          4,103          2,501
                                                      ------------   ------------   ------------
Total                                                 $     36,492   $     39,365   $     33,300
                                                      ============   ============   ============

Letters of Credit                                     $      1,547   $      1,242   $      1,596
                                                      ============   ============   ============

         As of December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Real estate commitments are generally secured by property with a loan-to-value ratio of 65% to 80%. In addition, the majority of the Company's commitments have variable interest rates.

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

Contractual Obligations

         The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2007 are listed in the table below.

           2008                                                       470,247
           2009                                                       450,422
           2010                                                       332,797
           2011                                                       339,595
           2012                                                       300,536
           Thereafter                                                 888,563
                                                                 ------------
           Total                                                 $  2,782,160
                                                                 ============

Deposits

         Deposits represent the Company's principal source of funds for loans and investments. Deposits are primarily generated from local businesses, government agencies and individuals. Total deposits were $202,405,646 at December 31, 2007 compared to $199,955,091 at December 31, 2006 and $151,141,667
at December 31, 2005. This represents an increase of $245,055 or 1.2% at December 31, 2007. Average non-interest bearing demand deposits increased from $28,776,610 at December 31, 2006 to $24,940,284 at December 31, 2007. Total
average balances of money market accounts at December 31, 2007 were $25,568,491 compared to $17,871,116 at December 31, 2006 and $12,316,407 at December 31, 2005. Average balances of certificates of deposit increased from $52,683,301 at December 31, 2006 to $84,239,592 at December 31, 2007.

         The table below reflects the composition of the deposits including average balance and the average rate paid for the years ended December 31, 2007, 2006 and 2005.

Composition of Deposits

                                            2007                          2006                         2005
                                --------------------------    --------------------------    --------------------------
Deposits                           Average        Average        Average        Average        Average        Average
                                   Balance         Rate          Balance         Rate          Balance         Rate
                                ------------    ----------    ------------    ----------    ------------    ----------
Non-interest bearing demand     $ 24,940,284          0.00%   $ 28,776,610          0.00%   $ 27,703,879          0.00%

Interest bearing demand           57,736,501          4.24%     63,060,814          3.49%     68,382,714          2.22%

Money market deposit accounts     25,568,491          3.20%     17,871,116          3.15%     12,316,407          1.47%

Savings accounts                   3,153,760           .86%      3,395,561           .74%      3,428,724          0.57%

Certificates of deposit           84,239,592          4.88%     52,683,301          4.51%     29,852,230          3.76%
                                ------------                  ------------                  ------------

                                $195,638,625          3.78%   $165,787,402          3.12%   $141,683,954          2.01%
                                ============                  ============                  ============

         The maturities of time certificates of deposit of $100,000 or more at December 31, 2007 are summarized as follows:

                                                                 December 31,
                                                                     2007
                                                               ---------------
Three months or less                                           $    10,915,891

Over three months through six months                                 2,452,275

Over six months through twelve months                                3,167,410

Over one year through three years                                      536,981

Over three years                                                     2,548,331
                                                               ---------------

Total                                                          $    19,620,888
                                                               ===============

CAPITAL RESOURCES

         The Company's total shareholders' equity was $17,648,014 at December 31, 2007 compared to $16,966,834 at December 31, 2006 and $15,574,101 as of
December 31, 2005. The increase in shareholders' equity was primarily from the current year's net income of $337,023 and a reduction in the accumulated other comprehensive income net of tax of $195,149, and an increase in additional paid in capital of $149,008.

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

         The table below reflects the capital and leverage ratios of the Company and the Bank as of December 31, 2007, 2006 and 2005.

                                                        Actual                For capital adequacy     To be well-capitalized under
                                                                                    purposes             prompt corrective action
                                                                                                               provisions
                                              -------------------------    -------------------------    -------------------------
                                                 Amount        Ratio          Amount        Ratio          Amount         Ratio
                                              ------------   ----------    ------------   ----------    ------------   ----------
As of December 31, 2007:

Company:
   Total capital (to risk weighted assets)    $     24,574         14.7%   $     13,334          8.0%            N/A          N/A
   Tier 1 capital (to risk weighted assets)   $     23,016         13.8%   $      6,667          4.0%            N/A          N/A
   Tier 1 capital (to average assets)         $     23,016          9.8%   $      9,422          4.0%            N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $     22,423         13.5%   $     13,334          8.0%   $     16,668         10.0%
   Tier 1 capital (to risk weighted assets)   $     20,825         12.5%   $      6,667          4.0%   $     10,001          6.0%
   Tier 1 capital (to average assets)         $     20,825          8.9%   $      9,375          4.0%   $     11,719          5.0%

As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)    $     23,956         15.3%   $     12,510          8.0%            N/A          N/A
   Tier 1 capital (to risk weighted assets)   $     22,527         14.4%   $      6,255          4.0%            N/A          N/A
   Tier 1 capital (to average assets)         $     22,527         10.4%   $      8,673          4.0%            N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $     21,519         13.8%   $     12,510          8.0%   $     15,637         10.0%
   Tier 1 capital (to risk weighted assets)   $     20,028         12.8%   $      6,255          4.0%   $      9,382          6.0%
   Tier 1 capital (to average assets)         $     20,028          9.3%   $      8,593          4.0%   $     10,741          5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)    $     17,404         15.1%   $      9,224          8.0%            N/A          N/A
   Tier 1 capital (to risk weighted assets)   $     16,281         14.1%   $      4,612          4.0%            N/A          N/A
   Tier 1 capital (to average assets)         $     16,281          9.8%   $      6,683          4.0%            N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $     16,304         14.1%   $      9,224          8.0%   $     11,530         10.0%
   Tier 1 capital (to risk weighted assets)   $     15,181         13.2%   $      4,612          4.0%   $      6,918          6.0%
   Tier 1 capital (to average assets)         $     15,181          9.1%   $      6,644          4.0%   $      8,304          5.0%

LIQUIDITY

         Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its customers. Both assets and liabilities contribute to the Company's liquidity position. Federal Funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. Commitments to fund loans and letters of credit at December 31, 2007 were approximately $38,038,672. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans.

         The Company's sources of liquidity consist of its available-for-sale securities, cash and due from banks, overnight funds sold, mutual funds, and short-term borrowing lines. At December 31, 2007, the net ratio of available liquidity not pledged for collateral and other purposes to deposits and other short-term borrowings was 17.7% in 2007 compared to 17.1 % in 2006 and 31.4 % in 2005. The ratio of gross loans to deposits, another key liquidity ratio, was 56.8% at year-end 2007 compared to 57.6% at year-end 2006 and 54.0% at year-end 2005.

         The Bank has unused borrowing lines from correspondent banks totaling $41,310,000 and an additional available borrowing line with the Federal Home Loan Bank of San Francisco totaling $16,332,796.

INFLATION

         The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses of the Company. The effects of inflation were not material to the Company's results of operations during the years ended December 31, 2007, 2006 and 2005.

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

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company adopted FAS 123 (R) on a modified prospective method, beginning on January 1, 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As a result of adopting Statement 123 (R) on January 1, 2006, the Company's income before benefit for income taxes and net income for the year ended December 31, 2007 was $149,009 and $118,797 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No.
25. Diluted earnings per share and basic earnings per share for the year ended December 31, 2007 would have increased $0.05 had the Company continued to account for share-based compensation under APB Opinion No. 25. The Company's income before provision for income taxes and net income for the year ended December 31, 2006, was $199,260 and $167,277 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share and basic earnings per share for the year ended December 31, 2006 would have increased $0.04 and $0.03, respectively, had the Company continued to account for share-based compensation under APB Opinion No. 25.

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

OTHER MATTERS

Effects of Terrorism

         The terrorist actions on September 11, 2001 and thereafter and the military conflicts in Afghanistan, Iraq and elsewhere have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts reserved for loan and lease losses, and causing a decline in the Company's stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

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

                                                Projected change in economic
                                                            value
                                                 --------------------------
                                                 December 31,   December 31,
Change in interest rates                             2007          2006
----------------------------                     ------------   -----------
100 basis point rise                                    -23.4%        -15.6%
100 basis point decline                                  6.68%          5.2%

         The economic value of portfolio equity sensitivity from December 31, 2006 to December 31, 2007 has shifted due to changes in wholesale rates, a change in the composition of customer loans, leases, investments, and deposits, and shortened wholesale borrowing maturities.

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

                                                  Projected change in net
                                                       interest income
                                                 --------------------------
                                                 December 31,   December 31,
Change in interest rates                             2007          2006
----------------------------                     ------------   -----------
100 basis point rise                                     2.15%          4.32%
100 basis point decline                                   .55%          1.12%

         Net interest income sensitivity from December 31, 2006 to December 31, 2007 evolved from a slightly asset-sensitive position to a relatively neutral position.

Equity Market Price Risk

         The actively traded equity stocks owned at December 31,2007 were comprised of $2,530,000 of preferred stock in Federal Home Loan Bank and Federal National Mortgage Association. The market value of these preferred stocks was $2,516,233 at December 31, 2007. The only other stocks owned are 9,586 shares of FHLB of San Francisco and 400 shares of Pacific Coast Bankers' Bank. These stocks are not actively traded on any exchange, but their market value exceeds their cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      46

Consolidated Balance Sheets                                                  47

Consolidated Statements of Income                                            48

Consolidated Statement of Shareholders' Equity                               49

Consolidated Statements of Cash Flows                                        50

Notes to Financial Statements                                                51

         Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements or notes thereto.

[GRAPHIC OMITTED]           Vavrinek, Trine, Day & Co., LLP
    vtd               Certified Public Accountants & Consultants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Service 1st Bancorp

We have audited the accompanying consolidated balance sheets of Service 1st Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service 1st Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Pleasanton, California
March 28, 2008


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2007 and 2006

                                     ASSETS
                                                                                    2007             2006
                                                                               -------------    -------------
Cash and due from banks                                                        $   6,636,751    $   6,543,416
Federal funds sold                                                                 4,652,900       10,616,902
                                                                               -------------    -------------
                                                   Cash and cash equivalents      11,289,651       17,160,318
Certificates of deposit with other banks                                             486,488        1,500,000
Investment securities available for sale                                          82,934,208       81,157,727
Investment securities held to maturity                                            13,061,476        4,985,995
Loans, net                                                                       113,169,164      113,508,174
Bank premises and equipment, net                                                   1,308,720        1,388,980
Cash surrender value of life insurance                                             3,698,239        3,566,696
Accrued interest receivable                                                        1,505,244        1,461,602
Other assets                                                                       3,622,753        2,490,898
                                                                               -------------    -------------
                                                                               $ 231,075,943    $ 227,220,390
                                                                               =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                  $  26,697,543    $  33,848,426
   Money market, NOW and savings                                                  86,305,530       94,662,249
   Time deposits under $100,000                                                   69,781,685       48,409,724
   Time deposits $100,000 and over                                                19,620,888       23,034,692
                                                                               -------------    -------------
                                                              Total deposits     202,405,646      199,955,091
Junior subordinated debt securities                                                5,155,000        5,155,000
Other borrowings                                                                   4,000,000        4,000,000
Accrued interest and other liabilities                                             1,867,283        1,143,465
                                                                               -------------    -------------
                                                           Total liabilities     213,427,929      210,253,556

Commitments and contingencies - Notes 5 and 9                                             --               --
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued or outstanding                                              --               --
   Common stock, no par value, 30,000,000 shares
      authorized;  issued and outstanding, 2,388,739 shares
      at December 31, 2007 and  issued and outstanding,
      2,386,239 shares at December 31, 2006                                       16,023,738       16,023,738
   Additional paid in capital                                                        356,152          207,144
   Retained earnings                                                               1,484,090        1,147,067
   Accumulated other comprehensive income, net of tax                               (215,966)        (411,115)
                                                                               -------------    -------------
                                                  Total shareholders' equity      17,648,014       16,966,834
                                                                               -------------    -------------
                                                                               $ 231,075,943    $ 227,220,390
                                                                               =============    =============

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2007, 2006 and 2005

                                                                           2007            2006            2005
                                                                       ------------    ------------    ------------
Interest income:
   Interest and fees on loans                                          $ 10,194,176    $  9,234,979    $  5,796,195
   Interest on investment securities                                      4,390,132       3,159,520       2,420,988
   Interest on federal funds sold                                           250,587         247,675         188,098
   Other interest income                                                     71,627          81,322          73,952
                                                                       ------------    ------------    ------------
                                                                         14,906,522      12,723,496       8,479,233
Interest expense:
   Interest expense on deposits                                           7,402,994       5,163,106       2,842,807
   Other interest expense                                                   597,172         609,825          11,092
                                                                       ------------    ------------    ------------
                                                                          8,000,166       5,772,931       2,853,899
                                                                       ------------    ------------    ------------

                                                 Net interest income      6,906,356       6,950,565       5,625,334
Provision for loan losses                                                   935,000         300,000         165,000
                                                                       ------------    ------------    ------------

                 Net interest income after provision for loan losses      5,971,356       6,650,565       5,460,334

Other income:
   Service charges, fees and other income                                   304,281         275,863         323,980
   (Loss) Gain on the sale of investment securities                          (7,187)         (1,799)          6,191
   Gain on sale and servicing of loans                                       56,655         102,845         187,902
   Referral fees on mortgage loans                                          265,409         275,661          45,285
   Earnings on cash surrender value life insurance                          159,837         153,725         123,485
   Consulting fees                                                          110,000              --              --
                                                                       ------------    ------------    ------------
                                                                            888,995         806,295         686,843
Other expenses:
   Salaries and employee benefits                                         3,935,912       3,564,721       2,701,793
   Occupancy expense                                                        649,247         641,177         329,017
   Equipment expense                                                        345,107         237,866         185,313
   Data processing and other professional services                          603,000         625,216         504,024
   Office supplies and equipment                                            222,450         178,813         155,880
   Loan department expense                                                   53,552         191,203         105,734
   Advertising and promotion                                                225,162         270,766         139,902
   Directors fees and expenses                                              210,360         196,230          93,852
   FDIC and state assessments                                               141,350          61,876          82,956
   Other operating expenses                                                 493,382         342,706         281,091
                                                                       ------------    ------------    ------------
                                                                          6,879,522       6,310,574       4,579,562
                                                                       ------------    ------------    ------------
                                      Net income before income taxes        (19,171)      1,146,286       1,567,615
Income taxes (benefit)                                                     (356,194)        299,165         144,996
                                                                       ------------    ------------    ------------

                                                          Net income   $    337,023    $    847,121    $  1,422,619
                                                                       ============    ============    ============
Net income per share - basic                                           $       0.14    $       0.35    $       0.60
                                                                       ============    ============    ============
Net income per share - diluted                                         $       0.14    $       0.33    $       0.56
                                                                       ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2007, 2006 and 2005

                                                                                                        Accumulated
                                          Common Stock         Additional                    Retained       Other         Total
                                   -------------------------     Paid In    Comprehensive    Earnings   Comprehensive  Shareholders'
                                      Shares        Amount       Capital       Income       (Deficit)      Income         Equity
                                   -------------------------------------------------------------------   ----------    ------------
                                   -----------   -----------   ----------                   ----------   ----------    ------------
Balance at January 1, 2005           1,541,664    15,425,042           --                   (1,117,844)    (205,527)     14,101,671

Common stock sold, net of costs
  of $11,086                            49,273       567,871                                                                567,871
Three for two stock split
  including cash
  for fractional shares                795,302                                                  (4,829)                      (4,829)

Comprehensive Income:
  Net income                                                                $  1,422,619     1,422,619                    1,422,619
Unrealized losses on securities
  net of taxes of $357,867                                                      (509,594)                  (509,594)       (509,594)
Reclassification adjustment for
 gains included in net income,
 net of tax of $2,554                                                             (3,637)                    (3,637)         (3,637)
                                                                            ------------

           Comprehensive Income                                             $    909,388
                                                                            ============
                                   -----------   -----------   ----------                   ----------   ----------    ------------
Balance at December 31, 2005         2,386,239    15,992,913           --                      299,946     (718,758)     15,574,101

Stock options exercised                  2,500        30,825                                                                 30,825
Surplus from options expense                                      207,144                                                   207,144

Comprehensive Income:
  Net income                                                                $    847,121       847,121                      847,121
Unrealized gains on securities
 net of taxes of $217,194                                                        308,699                    308,699         308,699
Reclassification adjustment for
 gains
 included in net income,
 net of tax of $743                                                               (1,056)                    (1,056)         (1,056)
                                                                            ------------

Comprehensive Income                                                        $  1,154,764
                                                                            ============
                                   -----------   -----------   ----------                   ----------   ----------    ------------
Balance at December 31, 2006         2,388,739   $16,023,738   $  207,144                   $1,147,067   $ (411,115)   $ 16,966,834

Surplus from options expense                                      149,008                                                   149,008

Comprehensive Income:
  Net income                                                                $    337,023       337,023                      337,023
Unrealized gains on securities
 net of taxes of $135,135                                                        199,368                    199,368         199,368
Reclassification adjustment for
 gains included  in net income,
 net of tax of $2,968                                                            (4,219)                    (4,219)         (4,219)
                                                                            ------------

Comprehensive Income                                                        $    532,172
                                                                            ============
                                   -----------   -----------   ----------                   ----------   ----------    ------------
Balance at December 31, 2007         2,388,739   $16,023,738   $  356,152                  $1,484,090   $ (215,966)   $ 17,648,014
                                   ===========   ===========   ==========                   ==========   ==========    ============

The accompanying notes are an integral part of these consolidated statements.


                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2007, 2006 and 2005
                                                                             2007            2006            2005
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                            $    337,023    $    847,121    $  1,422,619
   Adjustments to reconcile net income to net cash
       Provided by operating activities:
         Provision for loan losses                                            935,000         300,000         165,000
         Depreciation and amortization                                        276,749         206,950         168,002
         Deferred income tax expense (credit)                                 168,000         (70,000)       (212,000)
         Loss (Gain) on sale of securities                                      7,187           1,799          (6,191)
         Options expense                                                      149,008         199,450              --
         Gain on sale of loans                                                 (6,737)        (20,023)        (67,226)
         Loans originated for sale                                            (63,750)       (221,621)       (887,997)
         Proceeds from loans sales                                             70,487         241,644         955,223
         Amortization and accretion on securities                             (98,305)        221,191         310,400
         Earnings on cash surrender value life insurance, net                (131,543)       (130,546)       (104,842)
         (Increase) decrease in accrued interest                              (43,642)       (503,601)       (418,476)
         Decrease/(Increase) in other assets                               (1,434,379)        246,091        (680,512)
         (Decrease)/Increase in accrued interest
              and other liabilities                                           723,818        (432,343)        621,119
                                                                         ------------    ------------    ------------
                                                                              888,916         886,112       1,265,119
Net cash provided by operating activities

Cash flows from investing activities:
   Purchases of securities available for sale                             (35,915,181)    (30,332,660)    (34,617,974)
   Proceeds from sales of securities available for sale                     6,743,578       3,497,638       1,396,477
   Proceeds from maturities and calls of securities available for sale     27,508,532      13,328,771      15,919,158
   Purchases of securities held to maturity                                (8,835,032)     (3,615,234)       (619,838)
   Proceeds from maturities and calls of securities held to maturity          857,891         107,688         250,286
   Proceeds from sale of securities held to maturity                          209,041              --              --
   Increase in loans                                                         (595,990)    (31,275,042)    (14,375,784)
   Purchase of certificates of deposit at other banks                       1,013,512        (506,280)       (648,720)
   Purchase of bank owned life insurance                                           --              --      (1,000,000)
   Purchases of premises and equipment                                       (196,489)       (924,480)       (212,660)
                                                                         ------------    ------------    ------------
Net cash used by investing activities                                      (9,210,138)    (49,719,599)    (33,909,055)

Cash flows from financing activities:
   Net increase in demand, interest-bearing deposits, and savings         (15,507,602)     52,061,138      16,302,368
   Net increase in time deposits                                           17,958,157      (3,247,714)     12,730,717
   Cash paid for fractional shares                                                 --              --          (4,829)
   Proceeds from sale of common stock, net of costs                                --              --         567,871
   Stock options exercised                                                         --          30,825              --
   Increase in junior subordinated debt                                            --       5,155,000              --
   Net increase in other borrowings                                                --       2,970,000       1,030,000
                                                                         ------------    ------------    ------------
Net cash from financing activities                                          2,450,555      56,929,249      30,626,127

Net increase (decrease) in cash and cash equivalents                       (5,870,667)      8,135,762      (2,017,809)
Cash and cash equivalents at beginning of year                             17,160,318       9,024,556      11,042,365
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $ 11,289,651    $ 17,160,318    $  9,024,556
                                                                         ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest                                                              $  8,012,547    $  5,633,334    $  2,735,722
   Income taxes                                                          $     30,000    $    534,281    $    325,000

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2007, 2006 and 2005

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

                        December 31, 2007, 2006 and 2005

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

         The only loans originated by the Company for sale in the secondary market are government guaranteed loans such as SBA loans. The Bank retains the unguaranteed portion of the loan on its books and intends to hold that portion of the loan to maturity. Historically, the Bank sold most of the guaranteed portion of the SBA loans in the secondary market thereby receiving premiums and service fees. The Bank does have SBA loans wherein the guaranteed portion, totaling $382,816 has not been sold. It is the Bank's intention to retain the guaranteed portion of these loans; however, they could be sold at a later date.

                        December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Servicing Rights - Servicing rights are recognized separately when they are acquired through sale of loans. For sales of SBA loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2007, for sales of SBA loans beginning in 2007. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

         Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in the discount rates.

         Servicing fee income which is reported on the income statement as servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing rights and changes in the valuation allowance are netted against loan servicing income.

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

                        December 31, 2007, 2006 and 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         On January 1, 2007, the Bank adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

         The provisions of FIN 48 have been applied to all tax positions of the Bank as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Bank previously recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Bank's financial position, results of operations or cash flows. The adoption of FIN 48 made no impact on the balance of retained earnings as of January 1, 2007.

         Interest expense associated with unrecognized tax benefits is classified as income tax expense in the statement of income. Penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of income.

                        December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Weighted average shares outstanding used in the computation of basic earning per share were 2,388,739, 2,386,739 and 2,381,219 in 2007, 2006 and
2005, respectively. Weighted average shares outstanding used in the computation of diluted earning per share were 2,486,050, 2,568,990 and 2,531,586 in 2007, 2006 and 2005, respectively.

Comprehensive income
--------------------

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income and its components. Included in accumulated other comprehensive income at December 31, 2007 is unrealized loss on investment securities available for sale of $369,716, less taxes of $153,750. Included in accumulated other comprehensive income at December 31, 2006 is unrealized loss on investment securities available for sale of $699,889, less taxes of $288,774. Included in accumulated other comprehensive income at December 31, 2005 is unrealized loss on investment securities available for sale of $1,223,626, less taxes of $504,868.

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

                        December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         The following table illustrates the effect on net income after taxes and net income per common share as if the Bank had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005.

                                                                       2005
                                                                   ------------
   Net Income:
      As Reported                                                  $  1,422,619
      Stock-Based Compensation using the Intrinsic Value Method              --
      Stock-Based Compensation that would have been reported
          using the Fair Value Method of SFAS 123                      (119,000)
                                                                   ------------

      Pro Forma                                                    $  1,303,619
                                                                   ============

   Net income per share - basic
      As reported                                                  $        .60
      Pro forma                                                    $        .55

   Net income per share - diluted
      As reported                                                  $        .56
      Pro forma                                                    $        .52

                        December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         The fair value of each option was estimated on the date of the grant using an option-pricing model with the following assumptions:

                                        2007         2006       2005
                                   ----------------------------------------
         Expected volatility            52.34%      55.58%     45.52%
         Expected dividends              None        None       None
         Expected term                  4 years    7 years    7 years
         Risk-free rate                  4.68%       4.77%      4.21%

Recently issued accounting pronouncements
-----------------------------------------

         In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial position or operating results.

         In February 2006, the Financial Accounting standards Board (FASB) released Statement of Financial Accounting Standard (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS No. 155). SFAS No. 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company for January 1, 2007, SFAS No. 155 did not have any impact on our financial position, results of operations or cash flows.

         In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS Statement No. 140, (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard did not have any impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair

                        December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will adopt SFAS No. 157 on January 1, 2008, and we do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or operating results.

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

                        December 31, 2007, 2006 and 2005

NOTE 3 - SECURITIES

         The amortized cost and estimated fair values of securities as of December 31, 2007 are as follows:

                                                       Gross           Gross         Estimated
                                      Amortized      Unrealized      Unrealized        Fair
                                         Cost          Gains           Losses          Value
                                     ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies           $ 35,211,652   $     83,394    $    (53,615)   $ 35,241,431
  State and political subdivisions     23,520,119         24,390        (249,204)     23,295,305
  Asset backed-securities               7,173,180          1,274         (77,244)      7,097,210
  Mortgage backed-securities           14,368,973         47,170        (128,003)     14,288,140
  Agency preferred stock                2,530,000             --         (13,767)      2,516,233
  Short-term mutual funds                 500,000             --          (4,111)        495,889
                                     ------------   ------------    ------------    ------------
                                     $ 83,303,924   $    156,228    $   (525,944)   $ 82,934,208
                                     ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies           $  3,875,767   $        353    $    (96,834)   $  3,779,286
  State and political subdivisions      5,123,990         18,549        (383,769)      4,758,770
  Asset backed-securities               3,898,115         14,070         (83,352)      3,828,833
  Mortgage backed-securities              163,604          3,202              (6)        166,800
                                     ------------   ------------    ------------    ------------
                                     $ 13,061,476   $     36,174    $   (563,961)   $ 12,533,689
                                     ============   ============    ============    ============


         The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands):

                                      Less than Twelve Months         Twelve Months or More                   Total
                                   ----------------------------    ----------------------------    ----------------------------
                                      Gross         Estimated         Gross         Estimated         Gross          Estimated
                                    Unrealized        Fair          Unrealized        Fair          Unrealized         Fair
                                      Losses          Value           Losses          Value           Losses           Value
                                   ------------    ------------    ------------    ------------    ------------    ------------
US Government Agencies             $        (78)   $      7,863    $        (73)   $      9,462    $       (151)   $     17,325

State and Political Subdivisions           (475)         14,975            (158)          6,025            (633)         21,000


Preferred stock                             (14)            486              --              --             (14)            486

Asset-Backed Securities                     (11)          2,798             (66)          4,662             (77)          7,460

Mortgage-Backed Securities                   (4)            972            (124)          8,466            (128)          9,438

Short-term mutual funds                      (4)            496              --              --              (4)            496

Corporate                                   (83)          2,185              --              --             (83)          2,185
                                   ------------    ------------    ------------    ------------    ------------    ------------

                                   $       (669)   $     29,775    $       (421)   $     28,615    $     (1,090)   $     58,390
                                   ============    ============    ============    ============    ============    ============


                        December 31, 2007, 2006 and 2005

NOTE 3 - SECURITIES - CONTINUED

         As of December 31, 2007, the Company had 278 investment securities where estimated fair value had declined .93% from the Company's amortized cost. Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2007, no declines in value are deemed to be other-than-temporary.

         The scheduled maturities of securities as of December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available-for-Sale                          Held-to-Maturity
                                ---------------------------------------    ---------------------------------------
                                                              Weighted                                   Weighted
                                 Amortized       Fair          Average      Amortized       Fair          Average
                                    Cost         Value        Yields (1)      Cost          Value        Yields (1)
                                -----------   -----------   -----------    -----------   -----------    ----------
Due in one year or less         $ 3,967,362   $ 3,946,364          3.79%   $        --   $        --           N/A
After one year to five years      7,715,875     7,699,821          4.91%            --            --           N/A
After five years to ten years    15,697,581    15,730,936          5.36%     1,000,000     1,013,710          8.75%
After ten years                  38,524,133    38,256,825          5.76%    11,897,872    11,353,179          7.72%
Mortgage-backed securities       14,368,973    14,288,140          4.66%       163,604       166,800          5.61%
Preferred stock                   2,530,000     2,516,233          7.40%            --            --           N/A
Short-term mutual fund              500,000       495,889          5.21%            --            --           N/A
                                -----------   -----------                  -----------   -----------
                                $83,303,924   $82,934,208          5.37%   $13,061,476   $12,533,689          7.78%
                                ===========   ===========                  ===========   ===========

(1) Weighted average yields for municipal securities have been adjusted to reflect their tax equivalent yields.

         Proceeds from the sale of available-for-sale securities were $6,743,578, $3,497,638, and $1,396,477 for the years ended December 31, 2007,
2006, and 2005, respectively. Gross losses of $7,187 were realized on sales of securities during 2007, a loss of $1,799 in 2006 and a gain of $6,191 in 2005.

         Securities carried at approximately $42,672,000 and $63,146,000 at December 31, 2007 and 2006, respectively, were pledged to secure deposits of public funds and borrowing arrangements

                        December 31, 2007, 2006 and 2005

NOTE 3 - SECURITIES - CONTINUED

         The amortized cost and estimated fair values of securities as of December 31, 2006 are as follows:

                                                       Gross          Gross          Estimated
                                      Amortized      Unrealized     Unrealized         Fair
                                        Cost           Gains          Losses           Value
                                     ------------   ------------    ------------    ------------
Available-for-Sale Securities:
  U.S. Government Agencies           $ 39,415,380   $     63,385    $   (294,940)   $ 39,183,825
  State and political subdivisions     19,522,737         38,074         (74,787)     19,486,024
  Asset backed-securities               7,280,691          3,946        (133,943)      7,150,694
  Mortgage backed-securities           15,138,808         12,460        (314,084)     14,837,184
  Short-term mutual funds                 500,000             --              --         500,000
                                     ------------   ------------    ------------    ------------
                                     $ 81,857,616   $    117,865    $   (817,754)   $ 81,157,727
                                     ============   ============    ============    ============

Held-to-Maturity Securities:
  U.S. Government Agencies           $  2,468,485   $         --    $    (17,659)   $  2,450,826
  State and political subdivisions      2,313,410        119,689         (12,909)      2,420,190
  Asset backed-securities                  14,526             --              --          14,526
  Mortgage backed-securities              189,574          2,567             (57)        192,084
                                     ------------   ------------    ------------    ------------
                                     $  4,985,995   $    122,256    $    (30,625)   $  5,077,626
                                     ============   ============    ============    ============

         Proceeds from the sale of available-for-sale securities were $3,497,638 for 2006. Gross losses of $1,799 were realized on sales of securities during 2006.

         The following sets forth the total gross unrealized losses and estimated fair values of investment securities with continuous losses less than twelve months, those with continuous losses for twelve months or more and total losses (dollar amounts in thousands):

                                Less than Twelve Months         Twelve Months or More                   Total
                             ----------------------------    ----------------------------    ----------------------------
                                 Gross        Estimated         Gross          Estimated        Gross          Estimated
                              Unrealized        Fair          Unrealized         Fair         Unrealized         Fair
                                Losses          Value           Losses           Value          Losses           Value
                             ------------    ------------    ------------    ------------    ------------    ------------
US Government Agencies       $        (32)   $      8,951    $       (281)   $     19,219    $       (313)   $     28,170

State and Political
Subdivisions                          (46)          6,518             (40)          5,635             (86)         12,153

Asset-Backed Securities                (1)            451            (133)          6,497            (134)          6,665

Mortgage-Backed Securities             (1)            168            (314)         12,580            (315)         13,031
                             ------------    ------------    ------------    ------------    ------------    ------------

                             $        (80)   $     16,088    $       (768)   $     43,931    $       (848)   $     60,019
                             ============    ============    ============    ============    ============    ============

                        December 31, 2007, 2006 and 2005

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

NOTE 4 - LOANS

         The Company's customers are primarily located in San Joaquin County. At December 31, 2007, approximately 64.9% of the Company's loans are for real estate and construction and approximately 20.0% of the Company's loans are for general commercial uses including professional, retail and small businesses. Consumer loans make up approximately 3.5% of the loan portfolio, leases make up 7.5%, and agriculture loans making up the remaining 4.1%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets.

                        December 31, 2007, 2006 and 2005

NOTE 4 - LOANS - CONTINUED

        Loans at December 31, 2007 and 2006 consisted of the following:

                                                           2007              2006
                                                       -------------   -------------
Construction and land development loans                $  29,541,045   $  34,248,157
Real estate loans                                         45,002,196      43,396,795
Commercial loans                                          23,029,593      23,421,351
Leases                                                     8,560,166       8,591,815
Agricultural loans                                         4,713,710       4,288,022
Consumer loans                                             4,041,061       1,225,571
                                                       -------------   -------------
                                                         114,887,771     115,171,711
Deferred loan fees and costs, net                           (160,557)       (234,487)
Allowance for loan losses                                 (1,558,050)     (1,429,050)
                                                       -------------   -------------

                                                       $ 113,169,164   $ 113,508,174
                                                       =============   =============

        A summary of activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

                                           2007             2006            2005
                                       -------------   -------------   -------------
Balance, beginning of year             $   1,429,050   $   1,123,494   $     963,000
Provision for loan losses                    935,000         300,000         165,000
                                       -------------   -------------   -------------
                                           2,364,050       1,423,494       1,128,000
Less net (charge-offs) recoveries           (806,000)         (5,556)          4,506
                                       -------------   -------------   -------------

Balance, end of year                   $   1,558,050   $   1,429,050   $   1,123,494
                                       =============   =============   =============

                        December 31, 2007, 2006 and 2005

NOTE 4 - LOANS - CONTINUED

         The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

                                                              2007         2006         2005
                                                           ----------   ----------   ----------
Recorded Investment in Impaired Loans                      $2,006,029   $  435,147   $  309,256

Related Allowance for Loan Losses                          $   74,635   $   90,720   $   92,305

Average Recorded Investment in Impaired Loans              $1,059,140   $  210,246   $  129,591

Interest Income Recognized for Cash Payments               $   12,425   $       --           --

Total Loan on Nonaccrual                                   $2,006,029   $  435,147   $   54,020

Total Loans Past Due 90 Days or More and Still Accruing    $       --   $       --   $  255,237

         Loans totaling approximately $51,145,000 have been pledged as collateral for Federal Home Loan Bank borrowing line.

         The Bank also originated mortgage and SBA loans and under its Section 7a program and has sold the guaranteed portions of most of the loans to institutional investors. Funding for the Section 7a program depends on annual appropriations by the U.S. Congress.

         At December 31, 2007, 2006, and 2005 the Bank was servicing approximately $10,155,328, $13,731,908, and $12,593,000 respectively, in loans previously sold. A summary of the changes in the related servicing assets and interest-only strips receivable are as follows:

                                                                     Servicing Assets
                                                           ------------------------------------
                                                              2007          2006        2005
                                                           ----------   ----------   ----------
         Balance at beginning of year                      $   57,544   $  121,258   $  137,960
         Increase from loan sales                               1,242        3,996       15,677
         Amortization charged to income                       (30,847)     (67,710)     (32,379)
         Change in valuation allowance                             --           --           --
                                                           ----------   ----------   ----------

         Balance at end of year                            $   27,939   $   57,544   $  121,258
                                                           ==========   ==========   ==========

                                                                   Interest-Only Strips
                                                                        Receivable
                                                            ------------------------------------
                                                              2007          2006        2005
                                                           ----------   ----------   ----------
         Balance at beginning of year                      $   51,757   $  144,206   $  180,262
         Increase from loan sales                                 201          214           --
         Amortization charged to income                       (19,948)     (92,663)     (36,056)
         Writedowns                                                --           --           --
                                                           ----------   ----------   ----------

         Balance at end of year                            $   32,010   $   51,757   $  144,206
                                                           ==========   ==========   ==========


         The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2007, 2006, and 2005. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

                        December 31, 2007, 2006 and 2005


NOTE 4 - LOANS - CONTINUED

         Management has estimated the expected life of these loans to be approximately 25% to 30% of the remaining life at the time of sale. For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. At December 31, 2007 and 2006, the Bank had no valuation allowances.

         The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan. At December 31, 2007 and 2006, the Bank had interest-only strips of $32,010 and $51,757, respectively, which approximates fair value. Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

NOTE 5 - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                                     2007            2006
                                                 ------------    ------------
Leasehold improvements                           $  1,057,723    $  1,079,996
Furniture, fixtures and equipment                   1,527,350       1,308,959
                                                 ------------    ------------
                                                    2,585,073       2,388,955

Less accumulated depreciation and amortization     (1,276,353)       (999,974)
                                                 ------------    ------------

                                                 $  1,308,720    $  1,388,980
                                                 ============    ============

         Depreciation and amortization expense on premises and equipment was $276,749, $206,950 and $168,002 for the years ended December 31, 2007, 2006, and
2005, respectively.

         The Company leases its premises under noncancelable operating leases with initial terms expiring in 2012, 2009, 2015, and 2010. Certain of these contain renewal options with escalation clauses that provide for increased lease payments. The Company recognized rent expense, including common area costs and equipment rentals, of $464,201, 504,235, and $248,693 in 2007, 2006 and 2005,
respectively.

         The future minimum commitments under these operating leases are as follows:

           2008                                                       470,247
           2009                                                       450,422
           2010                                                       332,797
           2011                                                       339,595
           2012                                                       300,536
           Thereafter                                                 888,563
                                                                 ------------
           Total                                                 $  2,782,160
                                                                 ============

                        December 31, 2007, 2006 and 2005

NOTE 6 - TIME DEPOSITS

         Time deposits issued and their remaining maturities as of December 31, 2007 are as follows:

                    2008                         $ 85,098,115
                    2009                              920,088
                    2010                              508,192
                    2011                               61,648
                    2012                            2,814,530
                                                 ------------

                   Total                         $ 89,402,573
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

                        December 31, 2007, 2006 and 2005

NOTE 7 - JUNIOR SUBORDINATED DEBT SECURITIES AND OTHER BORROWINGS - CONTINUED

         The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods. Also, the entire principal amount of the Notes and any premium and interest accrued becomes immediately due and payable without further action if (1) a court enters a decree or order for relief in respect of the Company in any involuntary case under any bankruptcy or similar law; (2) the Company commences a voluntary case under any bankruptcy or similar law, consents to the entry of an order for relief in an involuntary case under any such law or consents to the appointment of or taking possession by a receiver, liquidator or trustee of the Company or substantially all of its property; (3) the Company makes any general assignment for the benefit of creditors or fails generally to pay its debits as they become due; or (4) the Trust liquidates or winds up, other that as contemplated in the Indenture. Further, if the Company is no longer subject to the supervision and regulation of the Federal Reserve, the trustee or the holders of 15% of the aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable if (x) the Company defaults in the payment of any interest in such default continues unremedied for a period of thirty (30) days, except in the case of an election by the Company to defer payments of interest for up to 20 consecutive quarters (which deferral will not constitute a default and will not subject the Notes to acceleration); (y) the Company defaults in the payment of the principal amount of the Notes when due; or (z) the Company defaults in the performance of or breaches certain covenants in the Indenture, which default or breach which is not cured within 30 days after there has been given notice of such default or breach.

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

         The Company has unsecured borrowing lines available with correspondent banks totaling $36,300,000 and secured borrowing lines totaling $5,000,000. Management uses these borrowing lines for short-term funding needs and usually repays the lines within a week. The interest rate charged on these lines is approximately the prevailing federal funds rate plus 20 to 100 basis points. In addition to the borrowing lines with the correspondent banks, the Company also has a secured borrowing line with the Federal Home Loan Bank of San Francisco ("the FHLB"). As of December 31, 2006, the Company had no outstanding borrowings from any of its correspondent banks, but did have a loan of $4,000,000 outstanding from the FHLB. This borrowing will mature on May 7, 2008 and has a fixed rate of interest at 5.21%. The Company had additional credit available with the FHLB of $16,332,796 at December 31, 2007. As of December 31, 2005, the Company had outstanding borrowings from correspondent banks of $1,030,000. There were no borrowings from correspondent banks at December 31, 2007 or 2006.

                        December 31, 2007, 2006 and 2005

NOTE 8 - INCOME TAXES

         Income taxes included in the consolidated statements of income consist of the following:

                                                 2007          2006           2005
                                              ----------    ----------     ----------
Current:
   Federal                                    $ (524,194)   $  223,288     $  337,964
   State                                              --       145,877         19,032
                                              ----------    ----------     ----------
                                                (524,194)      369,165        356,996
Deferred                                         168,000       (70,000)      (212,000)
                                              ----------    ----------     ----------

                                              $ (356,194)   $  299,165     $  144,996
                                              ==========    ==========     ==========

         A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                        2007                         2006                         2005
                                              ------------------------     ------------------------     ------------------------
                                                Amount         Rate          Amount         Rate          Amount         Rate
                                              ----------    ----------     ----------    ----------     ----------    ----------
Statutory federal tax                         $   (7,000)        (34.0%)   $  390,000          34.0%    $  533,000          34.0%
State franchise tax, net of federal benefit           --            --         82,000           7.0%        93,000           6.0%
Reduction in valuation allowance                      --            --             --            --       (414,000)        (27.0%)
Nontaxable income                               (386,000)     (2,035.0%)     (232,000)        (21.0%)      (82,000)         (5.0%)
Other items, net                                  36,806         194.0%        59,165           6.0%        14,996           1.0%
                                              ----------    ----------     ----------    ----------     ----------    ----------

Actual tax expense (credit)                   $ (356,194)     (1,875.0%)   $  299,165          26.0%    $  144,996           9.0%
                                              ==========    ==========     ==========    ==========     ==========    ==========

                        December 31, 2007, 2006 and 2005


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

                                                  2007           2006          2005
                                              -----------    -----------    -----------
Deferred tax assets:
   Allowance for loan losses                  $   567,000    $   550,000    $   448,000
   Net operating loss carryforward                249,000             --             --
   Unrealized loss on investment securities       154,000        289,000        505,000
   Deferred compensation                          375,000        302,000        191,000
   Other items                                    188,000        155,000          9,000
                                              -----------    -----------    -----------
                                                1,533,000      1,296,000      1,153,000

Deferred tax liabilities:
   Deferred tax leases                           (770,000)      (272,000)            --
   Deferred loan costs                           (129,000)       (96,000)      (102,000)
   Other items                                    (63,000)       (54,000)       (69,000)
                                              -----------    -----------    -----------
                                                 (962,000)      (422,000)      (171,000)

Total deferred income tax asset                   571,000        874,000        982,000

Valuation allowance                                    --             --             --
                                              -----------    -----------    -----------

Net deferred income tax assets                $   571,000    $   874,000    $   982,000
                                              ===========    ===========    ===========

         Income tax returns for the years ended December 31, 2006, 2005 and 2004 are open to audit by the federal authorities and income tax returns for the years ended December 31, 2006, 2005, 2004 and 2003 are open to audit by California authorities. Unrecognized tax benefits are not expected to significantly increase or decrease within the next twelve months.

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

                        December 31, 2007, 2006 and 2005

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

         Financial instruments at December 31, whose contract amounts represent credit risk are as follows:

                                                     2007           2006          2005
                                                 -----------    -----------    -----------
Undisbursed loan commitments                     $36,491,788    $39,365,000    $33,301,000
Standby letters of credit                          1,546,884      1,242,000      1,596,000
                                                 -----------    -----------    -----------

                                                 $38,038,672    $40,607,000    $34,897,000
                                                 ===========    ===========    ===========

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

NOTE 10 - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Company has granted loans to certain officers and directors and the companies with which they are associated. In the Company's opinion, all loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons. The following is a summary of the activity in these loans commitments:

                                                     2007           2006          2005
                                                 -----------    -----------    -----------
Balance at the beginning of the year             $ 5,212,000    $ 3,530,000    $ 1,971,000
New loans and renewals                             4,370,375      4,167,000      2,708,000
Repayments and renewals                           (2,331,407)    (2,485,000)    (1,149,000)
                                                 -----------    -----------    -----------

Balance at the end of the year                   $ 7,250,843    $ 5,212,000    $ 3,530,000
                                                 ===========    ===========    ===========

         Also in the ordinary course of business, certain officers and directors of the Company have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of these deposits at December 31, 2007, 2006 and 2005 was approximately $4,789,000, $5,051,000 and
$1,198,000, respectively.

                        December 31, 2007, 2006 and 2005


NOTE 11 - COMPANY SAVINGS PLAN

         In October 2001, the Company elected to establish a deferred compensation plan for those employees employed as of this date or for all employees who have completed at least 1,000 hours of service during a twelve consecutive month period. The employees may defer a portion of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period. For the year ended December 2007, the Company made a contribution of $85,200. For the year ended December 2006, the Company made a contribution of $34,417. For the year ended December 2005, the Company made a contribution of $20,254.

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

         Under the modified prospective transition method, share-based compensation expense is recorded for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Total compensation costs recorded during the year ended December 31, 2007, amounted to $75,322 for employees and $73,687 for directors. The effect of implementing SFAS No. 123R reduced net income in 2007 by $118,797 or $.05 per share basic and $.05 per share fully diluted and reduced net income in 2006 by $167,277 or $.07 per share basic and $.06 per share fully diluted.

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

                        December 31, 2007, 2006 and 2005

NOTE 12 - STOCK OPTION PLAN - CONTINUED

         The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model. Expected volatility is based on historical volatility of the common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. The expected life of the options granted is derived from the award's vesting period and the award recipient's exercise history, if applicable, and represents the period of time that the options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the 7-year U.S. Treasury note rate at the time of the grant. The assumptions used for determining the fair value of the options granted during the year ended December 31, 2007, 2006, and 2005 are as follows:

                                     2007             2006            2005
                                -----------------------------------------------
         Expected volatility        52.34%           55.58%          45.52%
         Expected dividends          None             None            None
         Expected term              4 years         7 years         7 years
         Risk-free rate              4.68%            4.77%           4.21%

         A summary of option activity of the Company's fixed stock option plan is presented below.

                                                                    Weighted        Aggregate
                                                     Weighted        average        intrinsic
                                                     average        remaining        value of
                                                     exercise   contractual term   outstanding
                                     Shares           price         in years         options
                                  -------------   -------------   -------------   -------------
Outstanding, January 1, 2007            419,113   $        9.20
Exercised                                    --   $          --
Forfeited                               (42,875)  $       12.79
Granted                                  30,000   $       16.13
                                  -------------
Outstanding, December 31, 2007          406,238   $        9.41            4.60   $    (818,721)
                                  =============
Exercisable, December 31, 2007          328,738   $        8.31            4.16   $    (300,887)
                                  =============

                                                                     Weighted         Weighted
                                                                      Average         Average
                                    Exercise          Number         Remaining        Exercise
                                      Price        Outstanding         Life            Price
                                  -------------   -------------   -------------   -------------
                                  $        6.03          23,625            3.23   $        6.03
                                  $        6.35         183,488            2.19   $        6.35
                                  $        9.30          34,125            6.82   $        9.30
                                  $       12.33         125,000            7.46   $       12.33
                                  $       13.00          15,000            9.72   $       13.00
                                  $       15.50           5,000            8.05   $       15.50
                                  $       18.67           5,000            7.80   $       18.67
                                  $       19.25          15,000            9.05   $       19.25
                                                  -------------
                                                        406,238            4.60   $        9.41
                                                  =============



                        December 31, 2007, 2006 and 2005

NOTE 12 - STOCK OPTION PLAN - CONTINUED

         The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $2.73. There were no options exercised in 2007. The total intrinsic value of options exercised during the year ended December 31, 2006, was $18,675.

         Cash received from options exercised under the Plan for the years ended December 31, 2006, was $30,825. The actual tax benefit realized for the tax deductions from options exercised was $7,694.

         As of December 31, 2007, there was $122,348 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.35 years.

NOTE 13 - DEFERRED COMPENSATION AGREEMENTS

         During 2004 and 2005, the Company entered into deferred compensation agreements with certain executive officers. Under these agreements, the Company is obligated to provide, upon retirement, annual benefit for the officers ranging from $40,000 to $133,000 for 15 years. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this plan for the years ended December 31, 2007, 2006 and 2005 totaled $153,244, $229,505, and $217,554, respectively. The Company is a beneficiary of the life insurance policies that have been purchased as a method of financing the benefits under the agreements.

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

                        December 31, 2007, 2006 and 2005

NOTE 15 - REGULATORY MATTERS - CONTINUED

         The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no events or conditions since notification that management believes have changed the Bank's category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Company's and the Bank's actual capital amounts and ratios are presented in the following table (dollar amounts are in thousands).

                                                                                                            To be
                                                       Actual             For capital adequacy       well-capitalized under
                                                                                purposes               prompt corrective
                                                                                                       action provisions
                                              -----------------------    -----------------------    -----------------------
                                                Amount        Ratio         Amount       Ratio        Amount        Ratio
                                              ----------   ----------    ----------    ---------    ----------   ----------
As of December 31, 2007:

Company:
   Total capital (to risk weighted assets)    $   24,574         14.7%   $   13,334          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)   $   23,016         13.8%   $    6,667          4.0%          N/A          N/A
   Tier 1 capital (to average assets)         $   23,016          9.8%   $    9,422          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   22,423         13.5%   $   13,334          8.0%   $   16,668         10.0%
   Tier 1 capital (to risk weighted assets)   $   20,825         12.5%   $    6,667          4.0%   $   10,001          6.0%
   Tier 1 capital (to average assets)         $   20,825          8.9%   $    9,375          4.0%   $   11,719          5.0%

As of December 31, 2006:

Company:
   Total capital (to risk weighted assets)    $   23,956         15.3%   $   12,510          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)   $   22,527         14.4%   $    6,255          4.0%          N/A          N/A
   Tier 1 capital (to average assets)         $   22,527         10.4%   $    8,673          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   21,519         13.8%   $   12,510          8.0%   $   15,637         10.0%
   Tier 1 capital (to risk weighted assets)   $   20,028         12.8%   $    6,255          4.0%   $    9,382          6.0%
   Tier 1 capital (to average assets)         $   20,028          9.3%   $    8,593          4.0%   $   10,741          5.0%

As of December 31, 2005:

Company:
   Total capital (to risk weighted assets)    $   17,404         15.1%   $    9,224          8.0%          N/A          N/A
   Tier 1 capital (to risk weighted assets)   $   16,281         14.1%   $    4,612          4.0%          N/A          N/A
   Tier 1 capital (to average assets)         $   16,281          9.8%   $    6,683          4.0%          N/A          N/A
Bank:
   Total capital (to risk weighted assets)    $   16,304         14.1%   $    9,224          8.0%   $   11,530         10.0%
   Tier 1 capital (to risk weighted assets)   $   15,181         13.2%   $    4,612          4.0%   $    6,918          6.0%
   Tier 1 capital (to average assets)         $   15,181          9.1%   $    6,644          4.0%   $    8,304          5.0%

                        December 31, 2007, 2006 and 2005

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

                        December 31, 2007, 2006 and 2005


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

         The estimated fair value of financial instruments is summarized as follows: (dollar amounts in thousands)

                                                                            December 31,
                                            ---------------------------------------------------------------------------
                                                      2007                     2006                      2005
                                            -----------------------   -----------------------   -----------------------
                                             Carrying      Fair        Carrying      Fair       Carrying       Fair
                                               Value       Value         Value       Value        Value        Value
                                            ----------   ----------   ----------   ----------   ----------   ----------
Financial Assets:
   Cash and due from banks                  $    6,637   $    6,637   $    6,543   $    6,543   $    9,025   $    9,025
   Federal funds sold                            4,653        4,653       10,617       10,617           --           --
   Certificates of deposit                     486,488      486,488        1,500        1,500          994          994
   Investment securities                        96,365       95,468       86,144       86,235       68,810       68,832
   Loans, net                                  113,169      112,116      113,508      113,473       82,533       82,115

   Cash surrender value of life
      insurance                                  3,698        3,698        3,567        3,567        3,436        3,436
   Accrued interest receivable                   1,505        1,505        1,462        1,462          958          958

Financial Liabilities:
   Deposits                                    202,406      200,522      199,955      199,895      151,142      154,165
   Other borrowings                              9,155        9,143        9,155        9,145        1,030        1,030
   Accrued interest and other liabilities        1,867        1,867        1,143        1,143        1,584        1,584
   Undisbursed loan commitments and
     letters of credit                          38,039       38,039       40,607       40,607       34,897       34,897

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


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2007, 2006 and 2005

NOTE 19 - PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET

                           December 31, 2007 and 2006

                                                             2007             2006
                                                         ------------    ------------
ASSETS

Cash and due from banks                                  $    219,058    $     64,007
Investment in subsidiaries                                 20,329,560      19,512,746
Other assets                                                2,350,756       2,624,248
                                                         ------------    ------------
    Total assets                                         $ 22,899,374    $ 22,201,001
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Junior subordinated debt securities                    $  5,155,000    $  5,155,000
  Other liabilities                                            96,360          79,167
                                                         ------------    ------------
    Total liabilities                                       5,251,360       5,234,167

Shareholders' equity:
  Common stock                                             16,023,738      16,023,738
  Additional paid in capital                                  356,152         207,144
  Retained earnings                                         1,484,090       1,147,067
  Accumulated other comprehensive income, net of taxes       (215,966)       (411,115)
                                                         ------------    ------------
    Total shareholders' equity                             17,648,014      16,966,834
                                                         ------------    ------------
    Total liabilities and shareholders' equity           $ 22,899,374    $ 22,201,001
                                                         ============    ============


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2007, 2006 and 2005

NOTE 19 - PARENT ONLY CONDENSED FINANCIAL STATEMENTS - CONTINUED


                          CONDENSED STATEMENT OF INCOME

                        December 31, 2007, 2006 and 2005

                                                         2007           2006           2005
                                                     -----------    -----------    -----------
Income:
  Investment and interest income                     $    64,938    $    44,887    $    35,523
                                                     -----------    -----------    -----------
    Total income                                          64,938         44,887         35,523

Expenses:
  Salaries and employee benefits                         386,637        698,148        391,926
  Occupancy expenses                                      59,121         43,402         23,702
  Director fees and expenses                              73,185         79,320             --
  Data processing and other professional expenses         40,615         77,095         40,742
  Interest expenses                                      352,678        129,593             --
  Other operating expenses                                85,032         78,432         68,147
                                                     -----------    -----------    -----------
    Total expenses                                       997,268      1,105,990        524,517


    Loss before equity in undistributed income of
    subsidiaries                                        (932,330)    (1,061,103)      (488,994)
    Equity in undistributed income of subsidiaries       905,088      1,520,501      1,683,627
                                                     -----------    -----------    -----------

    Income (loss) before income taxes                    (27,242)       459,398      1,194,633
    Income tax benefit                                   364,265        387,723        227,986
                                                     -----------    -----------    -----------

    Net income                                       $   337,023    $   847,121    $ 1,422,619
                                                     ===========    ===========    ===========

                        December 31, 2007, 2006 and 2005


NOTE 19 - PARENT ONLY CONDENSED FINANCIAL STATEMENTS - CONTINUED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        December 31, 2007, 2006 and 2005

                                                                    2007          2006           2005
                                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                    $   337,023    $   847,121    $ 1,422,619
  Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed earnings of subsidiaries                         (905,088)    (1,520,501)    (1,683,627)
    Depreciation                                                     15,982         14,172             --
    Stock option compensation expense                                82,345        199,450             --
    (Increase) decrease in other assets                            (392,840)      (514,546)      (245,051)
    Increase (decrease) in other liabilities                         17,193         57,159         14,556
                                                                -----------    -----------    -----------
      Net cash provided by operating activities                    (845,385)      (917,145)      (491,503)
                                                                -----------    -----------    -----------

Cash flows from investing activities:
  (Increase) decrease in short-term investments                   1,201,000     (1,100,000)       300,000
  Increase in investment in subsidiaries                           (200,000)    (3,200,000)      (250,000)
  Purchase of equipment                                                (564)       (46,850)       (33,624)
                                                                -----------    -----------    -----------
      Net cash used in investing activities                       1,000,436     (4,346,850)        16,376
                                                                -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of costs                       --             --        567,871
  Exercise of stock options, including tax benefit                       --         30,825             --
  Increase in junior subordinated debt                                   --      5,155,000             --
                                                                -----------    -----------    -----------
         Net cash used in financing activities                           --      5,185,825        567,871
                                                                -----------    -----------    -----------
        Net increase (decrease) in cash and cash equivalents        155,051        (78,170)        92,744
Cash and cash equivalents at beginning of year                  $    64,007    $   142,177    $    49,433
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year                        $   219,058    $    64,007    $   142,177
                                                                ===========    ===========    ===========

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

Changes in Internal Controls

         An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended December 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Controls

         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based upon such assessment and criteria, management believes that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

         This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company is not currently required to engage and has not engaged its independent registered public accounting firm to provide an attestation report regarding the Company's internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the above-described report by management.


            /s/ JOHN O. BROOKS                      /s/ROBERT E. BLOCH
            -----------------------                 -----------------------
            John O. Brooks                          Robert E. Bloch
            Chief Executive Officer                 Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) (1) Financial Statements. Listed and included in Part II, Item 8.
                 --------------------

             (2) Financial Statement Schedules
                 -----------------------------

                  Not applicable.

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

                   (10.29) Lease option exercise letter dated September 12, 2006, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.

                   (10.30)* Thomas A. Vander Ploeg Employment Agreement dated
                            November 16, 2007.

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

                                       SERVICE 1ST BANCORP

Date: March 28, 2008                   By:  /s/ John O. Brooks
                                            ------------------------------------
                                            John O. Brooks
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: March 28, 2008                   By:  /s/ Robert E. Bloch
                                            ------------------------------------
                                            Robert E. Bloch
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                           Title                    Date
---------------------------         -------------------       ------------------

/s/ John O. Brooks                        Chairman              March 28, 2008
---------------------------
John O. Brooks


/s/ Eugene C. Gini                        Director              March 28, 2008
---------------------------
Eugene C. Gini


/s/ Bryan R. Hyzdu                        Director              March 28, 2008
---------------------------
Bryan R. Hyzdu


/s/ Susan Lenz                            Director              March 28, 2008
---------------------------
Susan Lenz


/s/ Robert D. Lawrence                    Director              March 28, 2008
---------------------------
Robert D. Lawrence


/s/ Frances C. Mizuno                     Director              March 28, 2008
---------------------------
Frances C. Mizuno


/s/ Richard R. Paulsen                    Director              March 28, 2008
---------------------------
Richard R. Paulsen

/s/ Toni Marie Raymus                     Director              March 28, 2008
---------------------------
Toni Marie Raymus


/s/ Michael K. Repetto                    Director              March 28, 2008
---------------------------
Michael K. Repetto


/s/ Anthony F. Souza                      Director              March 28, 2008
---------------------------
Anthony F. Souza


/s/ Donald L. Walters                     Director              March 28, 2008
---------------------------
Donald L. Walters


/s/ Dean Andal                            Director              March 28, 2008
---------------------------
Dean Andal

                                  EXHIBIT INDEX


Exhibit                                                               Sequential
Number                             Description                       Page Number
------   ---------------------------------------------------------   -----------

10.30    Thomas A. Vander Ploeg Employment Agreement dated
         November 16, 2007                                                91

23.1     Consent of Vavrinek, Trine, Day & Co., LLP                       99

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   100

31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   101

32.1     Certification of Service 1st Bancorp by its Chief Executive
         Officer and Chief Financial Officer pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002                               102