Form 10-K/A
period 2007-12-31
SERVICE 1ST BANCORP
filed 2008-04-29
CIK 1225078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

000-50323

(Commission File Number)

SERVICE 1ST BANCORP

(Exact name of registrant as specified in its charter)

State of California	32-0061893

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

49 W. 10th Street, Tracy, California 95376

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (209) 830-6995

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class

Common Stock (No Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,410,887.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 28, 2008, the registrant had 2,388,739 shares of its common stock outstanding.

The Index to Exhibits is located at page 34.

EXPLANATORY NOTE

Service 1st Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to amend Item 9B and to include Item 10, Item 11, Item 12, Item 13, and Item 14 of Part III to Form 10-K due to a delay in scheduling of the 2008 Annual Meeting of Shareholders. No change is being made to Part I or Part II of the Form 10-K, as filed with the Commission on March 31, 2008.

ITEM 9B.	OTHER INFORMATION

          A report on Form 8-K was not filed in connection with an employment agreement for Thomas Vander Ploeg dated November 16, 2007. The employment agreement is attached as Exhibit 10.30 to the registrant’s Form 10-K for the year ended December 31, 2007 filed with the Commission on March 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets for the names of and certain information, as of April 28, 2008, concerning the Directors of the Company.

Name and Title Other Than Director	Age	Year First Appointed Director (1)	Principal Occupation During the Past Five Years

Dean F. Andal	48	2006

A Principal in Gerry N. Kamilos, LLC, a real estate investment concern, since 2005. Director of State & Local Tax, KPMG, LLP from 2003 to 2004. Served as an elected member of California Board of Equalization from 1994 to 2002 and as its Chairman in 1998 and 2000. California Assemblyman from 1990 to 1994.

John O. Brooks, Chairman of the Board and Chief Executive Officer of the Company and Bank; Chairman of the Board of Charter Services Group, Inc. (2)	68	2000

Prior to joining the Bank on November 1, 2000, he was a Director and President and Chief Executive Officer of Tracy Federal Savings Bank, Tracy, California, from 1998 to 2000, and Bay Area Bank, Redwood City, California, from 1992 to 1998.

Eugene C. Gini	70	1999	President and Chief Executive Officer of Collins Electric Company, Inc., an electrical contracting firm, Stockton, California, since 1987.

Bryan R. Hyzdu, President of the Company; President and Chief Executive Officer of Charter Services Group, Inc. (2)	50	1999	Prior to joining the Bank on November 10, 1999, he was a Regional Vice President and Central Valley Portfolio Manager with Union Bank of California, since 1992.

Robert D. Lawrence, M.D.	67	1999	Pathologist and owner of Delta Pathology Associates Medical Group, Inc., Stockton, California, since 1973.

Susan H. Lenz, CPA	52	2007	Partner in Iacopi, Lenz & Company, an Accountance Corporation since 1978.

Frances C. Mizuno	51	1999	Civil Engineer and Assistant Executive Director of the San Luis and Delta Mendota Water Authority, Byron, California, since 1992.

Richard R. Paulsen	49	1999	Life insurance agent for New York Life Insurance Company and a partner in Resource Management Group, a securities and financial planning firm, Stockton, California, since 1983.

Toni Marie Raymus	51	1999

President of Raymus Homes, Inc., land development and construction of homes, since 1996. Vice President of Raymus Construction, a construction company, since 2004. President and broker of Raymus Realty Group, real estate sales, since 1999. President of Destiny Homes, a custom home building company, Manteca, California, since 1997.

Michael K. Repetto	47	1999

Chief Executive Officer of Tracy Material Recovery Facility, a disposal and waste recycling company, Tracy, California, since 1995. Co-owner and Operations Manager of Tracy Delta Solid Waste Management, a waste management company, Tracy, California, since 1987.

Anthony F. Souza	67	1999	Owner of Souza Realty and Development, a real estate sales, development and consulting company, Tracy, California, since 1985.

Albert Van Veldhuizen	78	1999	Retired. Formerly, commercial real estate sales with Pan Pacific Financial, a real estate income property lender, Lodi, California, since 1994.

Donald L. Walters	52	1999

Managing member of Grower Direct Marketing, a fresh produce sales and worldwide shipping company, Stockton, California, since 1998. President and Chief Executive Officer of Walters Carpet One, Stockton, California, from 1982 until 1997 when the business was sold.

(1) The year indicated in the preceding table represents the year each director was first appointed as a director of the Company and/or the Bank. The Company became the parent holding company for the Bank effective June 26, 2003, at which time all directors named in the chart above (except Directors Andal and Lenz) became directors of the Company. Director Andal was appointed as a director of the Bank on January 15, 2004 and a director of the Company on March 30, 2006. Director Lenz was appointed as a director of the Bank and a director of the Company on July 19, 2007.

(2) Effective April 1, 2007, Mr. Brooks assumed the position as Chief Executive Officer of the Bank, Patrick Carman assumed the position of President of the Bank, and Mr. Hyzdu relinquished his positions as President and Chief Executive Officer of the Bank in order to focus full-time on the development of the Company’s non-bank subsidiary, Charter Services Group, Inc., as its President and Chief Executive Officer.

(3) Mr. Van Veldhuizen resigned his position as a director of the Bank on October 31, 2007 and is a Director Emeritus.

          None of the directors were selected pursuant to any arrangement or understanding other than with the directors and officers of the Company acting within their capacities as such. There are no family relationships between any two or more of the directors, officers or persons nominated or chosen by the Board of Directors to become a director or officer, except that Bryan R. Hyzdu and Donald L. Walters are brothers-in-law. No director or officer of the Company serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940. None of the directors were subject to any legal proceedings involving violations of securities laws, convictions in a criminal proceeding (excluding traffic violations and minor offenses) or had a petition under bankruptcy laws filed against themselves or an affiliate within the last five years.

Executive Officers

          The following table sets forth as of April 28, 2008, information concerning executive officers of the Company, excluding John O. Brooks, Chief Executive Officer, and Bryan R. Hyzdu, President, as to whom the same information has been previously disclosed in the previous table.

Name and Title	Age	Executive Officer Since	Principal Occupation During the Past Five Years

Patrick Carman, President and Chief Operating Officer of the Bank	58	2000

Prior to joining the Bank on August 7, 2000, he held positions as Senior Vice President and Senior Credit Officer from 1999 to 2000, Credit Administrator from 1998 to 1999, and as SBA portfolio manager from 1995 to 1998, at East County Bank, Antioch, California.

Robert E. Bloch, Executive Vice President and Chief Financial Officer of the Company, the Bank and Charter Services Group, Inc.	60	2001

Prior to joining the Bank on March 26, 2001, he was Executive Vice President and Chief Financial Officer for Mission Community Bank, N.A., San Luis Obispo, California, from 1999 to 2001, and Executive Vice President and Chief Financial Officer of Heritage Oaks Bank, Paso Robles, California, from 1992 to 1999.

Shannon Reinard, Executive Vice President and Operations Manager of the Bank	50	2004

Prior to joining the Bank on March 4, 2002, she was Vice President/Operations Manager at the Concord Office of Civic Bank of Commerce from 2000 to 2002 and Vice President/Operations Administrator at the Antioch Office of East County Bank from 1996 to 2000.

Thomas Vander Ploeg Executive Vice President and Chief Credit Officer of the Bank	54	2007

Prior to joining the Bank on June 1, 2007, he was Senior Vice President and Chief Credit Officer for Redwood Capital Bank in Eureka, California from May 2006 to 2007 and Senior Vice President and Chief Credit Officer of Granite Community Bank, N.A., Granite Bay, California, from 2004 to 2006. He also served as Vice President and Senior Credit Administrator at Bank of Lodi, N.A. in Lodi, California from 2000 to 2004.

Compliance With Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and ten percent or more shareholders of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of the Company’s equity securities. Officers, directors and ten percent or more shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of ten percent or more of the Company’s equity securities appear to have been met.

Code of Ethics

          The Board of Directors has adopted a “code of ethics” as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The code of ethics requires that the Company’s directors, officers (including the principal executive, financial and accounting officers, or controller and persons performing similar functions) and employees conduct business in accordance with the highest ethical standards and in compliance with all laws, rules and regulations applicable to the Company. The code of ethics is intended to supplement the provisions of any other personnel policies of the Company or codes of conduct which may establish additional standards of ethical behavior applicable to the Company’s directors, officers and employees. The code of ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, and may be accessed through the Company’s website by following the instructions for accessing reports filed with the Securities and Exchange Commission.

Board Meetings and Committees

          The Company’s Board of Directors held 13 meetings and the Bank Board of Directors held 12 meetings during 2007. In addition to meeting as a group to review the Company’s business, members of the Board of Directors served on certain standing committees. During 2007, no director attended less than 75% of the aggregate of the number of meetings held by the Board of Directors and of all committee meetings on which such director served.

          Audit Committee. The Audit Committee held 6 meetings in 2007. The Audit Committee consists of Directors Andal, Lenz, Repetto, Van Veldhuizen and Walters. The Audit Committee generally recommends the appointment of and oversees the Company’s independent public accountants, monitors and reviews all audit and examination reports, financial and accounting organization and financial planning, reporting and internal controls. Each member of the Audit Committee is “independent” as defined under NASDAQ listing rules. Director Lenz has been designated by the Board of Directors as an “audit committee financial expert” as defined under applicable rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. In addition, each other member of the audit committee is “financially literate” as defined under NASDAQ listing rules and qualified to review the Company’s financial statements. See the Audit Committee Charter attached as Exhibit 99.1 for additional information regarding the functions of the Audit Committee.

          Compensation Committee. The Compensation Committee held 3 meetings in 2007. The Compensation Committee consists of Directors Brooks, Gini, Hyzdu, Mizuno, Paulsen and Souza and reviews compensation and employee benefit plans and determines the compensation of the Company’s directors and executive officers. Each member of the Executive Committee, except Messrs. Brooks and Hyzdu, is “independent” as defined under NASDAQ listing rules. See “Compensation Discussion and Analysis” and the Compensation Committee Charter attached as Exhibit 99.2 for additional information regarding compensation practices of the Company.

•	Compensation Committee Interlocks and Insider Participation

                    Messrs. Brooks and Hyzdu participate in deliberations and vote upon recommendations regarding compensation for executive officers other than for themselves. They are not present and do not vote on compensation for themselves. The independent directors determine the compensation for Messrs. Brooks and Hyzdu.

          Funds Management Committee. The Funds Management Committee held 4 meetings during 2007. The Funds Management Committee consists of Directors Brooks, Lawrence, Mizuno and Raymus. The Funds Management Committee is responsible for managing the Bank’s assets and liabilities so as to preserve the necessary liquidity, maximize net interest margin over time, and control interest rate risk. This involves overseeing deposit and loan pricing, establishing targeted asset and liability mix ratios, and formulating appropriate plans to ensure adequate capital for continued growth. The Funds Management Committee must establish and continually review Bank policies to ensure compliance with these goals.

          Executive Committee. The Executive Committee held 1 meeting during 2007. The Executive Committee consists of Directors Brooks, Gini, Hyzdu, Mizuno, Paulsen and Souza. The Executive Committee is responsible for long-term strategic planning for the Company and its subsidiaries.

          Loan Committee. The Loan Committee held 33 meetings during 2007. The Loan Committee consists of Directors Brooks, Gini, Hyzdu, Souza and Van Veldhuizen. The Loan Committee is responsible for overseeing all of the Bank’s lending functions. This includes establishing and ongoing review of the Bank’s lending policies, making decisions on loans which exceed established lending limits for Bank personnel, reviewing loans approved within the lending authorities of the Bank personnel, reviewing problem and “Watch List” loans and the follow-up on established action plans to correct identified deficiencies, reviewing past due loans and action plans to cure the payment defaults, and monitoring concentration risk within the Bank’s loan portfolio.

          Marketing Committee. The Marketing Committee held 7 meetings during 2007. The Marketing Committee consists of Directors Andal, Hyzdu, Paulsen, Raymus and Walters. The Marketing Committee is responsible for overseeing the Company’s outside marketing agency and developing strategies to grow loans and deposits.

          Nominating Committee. The Nominating Committee held 1 meeting during 2007. The Nominating Committee consists of Directors Brooks, Gini, Hyzdu, Mizuno, Paulsen and Souza. The Nominating Committee is responsible for considering and evaluating appropriate candidates as directors. Candidates are selected by a majority of directors who are “independent” as defined under NASDAQ listing rules and in accordance with a Nominating Committee Charter adopted by a majority of such independent directors. The Nominating Committee Charter includes a policy for consideration of candidates proposed by shareholders. Any recommendations by shareholders will be evaluated by the Nominating Committee and the Board of Directors in the same manner as any other recommendation and in each case in accordance with the Nominating Committee Charter. Shareholders that desire to recommend candidates for consideration by the Company’s Board of Directors should mail or deliver written recommendations to the Company addressed as follows: Board of Directors, Service 1st Bancorp, 49 W. 10th Street, Tracy, CA 95376. Each recommendation should include biographical information indicating the background and experience of the candidate that qualifies the candidate for consideration as a director for evaluation by the Nominating Committee and the Board of Directors. In addition to minimum standards of “independence” for non-employee directors and financial literacy, the Nominating Committee and the Board of Directors considers various other criteria including the candidate’s experience and expertise, financial resources, ability to devote the time and effort necessary to fulfill the responsibilities of a director and involvement in community activities in the market areas served by the Company and the Bank that may enhance the reputation of the Company and the Bank. The Company and the Bank operate in a highly regulated industry and are subject to the supervision, regulation and periodic examination by state and federal banking regulatory authorities including the Board of Governors of the Federal Reserve System, California Commissioner of Financial Institutions and Federal Deposit Insurance Corporation. Directors of the Company and the Bank are subject to certain rules and regulations and potential liabilities not otherwise applicable to directors of non-banking organizations. Consequently, evaluation of candidates by the Nominating Committee and the Board of Directors may include more extensive inquiries into personal background information including confirmation of the accuracy and completeness of background information by (a) requiring candidates to complete questionnaires to elicit information of the type required to be disclosed by the Company in reports filed with the Securities and Exchange Commission, or such state and federal banking regulatory authorities, (b) conducting background investigations by qualified independent organizations experienced in conducting criminal and civil investigatory reviews, and (c) such other personal and financial reviews and analyses as the Nominating Committee and the Board of Directors may deem appropriate in connection with the consideration of candidates. Shareholders who wish to nominate a candidate for election to the Company’s Board of Directors, as opposed to recommending a potential nominee for consideration by the Board of Directors, are required to comply with the advance notice and any other requirements of the Company’s bylaws, applicable laws and regulations. The Nominating Committee and the Board of Directors may elect to use third parties in the future to identify or evaluate candidates for consideration as directors. The Nominating Committee Charter is attached as Exhibit 99.3.

Shareholder Communications

          A majority of the members of the Board of Directors, each of whom is “independent” as defined under applicable NASDAQ listing rules, has established procedures for receipt and delivery of shareholder communications addressed to the Board of Directors. Any such shareholder communications, including communications by employees of the Company solely in their capacity as shareholders, should be mailed or delivered to the Company addressed as follows: Board of Directors, Service 1st Bancorp, 49 W. 10th Street, Tracy, CA 95376.

Annual Meeting Attendance

          The Company encourages members of its Board of Directors to attend the Company’s Annual Meeting of Shareholders each year. All of the directors, except Directors Lawrence, Paulsen and Souza, attended the Company’s Annual Meeting of Shareholders held in 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Oversight of Executive Compensation Program

          The Board of Directors has established a Compensation Committee and adopted a written Compensation Committee Charter which is attached as Exhibit 99.2 to this document. The Compensation Committee oversees the Company’s compensation programs. The compensation programs include elements that are designed specifically for the executive officers (the “Executives” or an “Executive”), and the Executives named in the Summary Compensation Table. Additionally, the Compensation Committee is charged with the review and recommendation to the full Board of Directors of all annual compensation decisions relating to the Executives and to Directors.

          The Compensation Committee is composed primarily of non-employee members of the Board of Directors. John O. Brooks and Bryan R. Hyzdu are ex-officio members of the Compensation Committee and do not vote on compensation issues. The Board of Directors has determined that each voting member of the Compensation Committee is independent under applicable NASDAQ listing rules. No Compensation Committee member, except Messrs. Brooks and Hyzdu, participates in any of the Company’s employee compensation programs. Each year the Company’s Audit Committee reviews any and all relationships that each director may have with the Company and the Board of Directors subsequently reviews the findings of the Audit Committee. Messrs. Brooks and Hyzdu were not present during the Compensation Committee voting or deliberations regarding their respective compensation.

          The Compensation Committee has taken the following actions to improve the links between Executive pay and performance:

•	Including performance-based awards in the Company’s incentive programs;

•	Hiring an independent compensation consultant to advise on executive compensation issues;

•	Realigning compensation structures based on a more clearly defined competitive pay strategy; and

•	Reviewing and approving the industry specific Peer Group (as defined below) for more precise performance comparisons.

          The responsibilities of the Compensation Committee, as stated in the Compensation Committee Charter, include the following:

•	Provide oversight to the Company’s overall compensation strategy and objectives pursuant to the goals of the Company.

•

Review and recommend to the Board of Directors changes to the structure and design of the compensation elements for the Executives including: annual base salary, annual cash incentives, long-term equity incentives, retirement plans (401(k) deferred compensation and salary continuation plans), change in control benefits and severance arrangements.

•

Review and recommend to the Board of Directors changes in the structure and design of the compensation elements for directors of the Company and its subsidiaries and any committees thereof, including cash (meeting fees and retainers), long-term equity incentive plans and the Director Emeritus Program.

•	Review and recommend to the Board of Directors, the appropriate peer group to be used in benchmarking compensation for Executives and directors.

•	Recommend annually to the Board of Directors the compensation of the CEO, including base salary, annual cash incentive opportunity and changes to other compensation elements.

•

Recommend annually to the Board of Directors the compensation of other Executives based on the recommendation of the CEO, including base salary, annual cash incentive opportunity and changes to other compensation elements.

•	Recommend to the Board of Directors the performance criteria required by the Company’s Annual Incentive Plan for Executives.

•	Recommend to the Board of Directors changes to Company Board member and/or subsidiary Board member compensation.

•	Recommend to the Board of Directors equity grants to the Executives, directors and other key employees, pursuant to Board of Directors approved option granting methodology.

•	Recommend to the Board of Directors additions to personnel covered by the Company’s Salary Continuation Plans.

•	Recommend to the Board of Directors employment agreements for the Executives.

•	Periodically review and recommend to the Board of Directors changes to Executive retirement benefits, employment agreements, change in control benefits and severance arrangements.

•

Periodically review the Company succession plans relating to positions held by the Executives and make recommendations to the Board of Directors regarding the process for selecting the individuals as successors.

•	Evaluate the CEO’s performance relative to the goals and objectives of the Company and discuss evaluations of other Executives with the CEO.

•	Annually review and recommend changes deemed necessary to the Compensation Committee Charter.

•

Prepare and submit an appropriate “Compensation Committee Report” pursuant to applicable regulations of the Securities and Exchange Commission for inclusion in the management proxy statement for each annual meeting of shareholders, stating, among other matters, whether (i) the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and (ii) the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in such proxy statement and the Company’s Annual Report on Form 10-K.

•

Perform such other duties and responsibilities as it may be required by the rules and regulations that govern the Company that are consistent with the purpose of the Compensation Committee, or as the Board of Directors may deem appropriate.

Overview of Compensation Philosophy

          The Compensation Committee’s compensation philosophy was developed to balance and align the interests of the Executives and shareholders. The philosophy is intended to attract, motivate, reward and retain the most qualified management talent required to achieve corporate objectives and increase shareholder value, while at the same time the compensation philosophy seeks to make the most efficient use of shareholder resources. The compensation philosophy emphasizes rewards for performance in an effort to achieve these goals.

          The three primary components of compensation for the Executives are base salary, annual cash incentive opportunity and long-term, equity-based incentive compensation. The Company also provides the Executives with retirement benefits that are earned over time.

          To be effective, the compensation philosophy must reflect the corporate mission, culture, and long-term goals of the Company. In order to recruit and retain the most qualified and competent individuals as Executives, the Company strives to maintain a compensation program that is competitive in its peer industry labor market. The purpose of the compensation program is to reward individual performance tied to the achievement of Company objectives. The following objectives are considered in setting the compensation programs for the Executives:

•	reward performance which supports the Company’s core values of performance, integrity, teamwork, and advancement opportunities;

•	provide a significant percentage of total compensation that is at-risk, or variable, based on predetermined performance criteria;

•	design competitive total compensation and rewards programs to enhance the Company’s ability to attract and retain knowledgeable and experienced Executives; and

•	set compensation and incentive levels that reflect competitive marketplace and industry practices.

Compensation Consultant

          In 2006, the Compensation Committee retained John Parry & Alexander, a compensation and benefits consulting firm. John Parry & Alexander served as an independent compensation consultant to advise the Compensation Committee on all matters related to the Executives’ compensation and general compensation programs. John Parry & Alexander participated in Compensation Committee meetings on an as needed basis. No compensation consultant was retained in 2007.

          John Parry & Alexander assisted the Compensation Committee by providing comparative marketplace and industry data on compensation practices and programs for the Executives based on an analysis of peer competitors. John Parry & Alexander also provided guidance on industry best practices. John Parry & Alexander advised the Compensation Committee in (1) determining base salaries, (2) setting performance criteria for the Company’s Annual Incentive Plan, (3) determining the appropriateness of individual grant levels for stock option awards, (4) evaluating the retirement plans and benefit amounts, (5) evaluating any benefits that may qualify as perquisites, and (6) determining the appropriateness of severance benefits related to events of termination or change in control.

Peer Group and Benchmark Targets

          The Compensation Committee selected a compensation peer group consisting of a survey from the California Bankers’ Association and a survey prepared by the California Department of Financial Institutions (the “Survey Data”). The Compensation Committee selected the institutions for the peer group based on the asset ranges of the institutions and their geographical locations. The Peer Group is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to the Company and that compete with the Company for executive talent.

Compensation Benchmarking Relative to Market

          Using the Survey Data, we consider “marketplace compensation” to be the median of the Survey Data. The Company targets total compensation at the median or slightly above the median of the Survey Data, adjusted for excellent Company and individual performance. Compensation elements such as base salary, short-term and long-term incentives, retirement and other benefits may be adjusted within total compensation at levels above or below the median of the Survey Data based on decisions by the Compensation Committee and the Board of Directors about the compensation elements, the Survey Data, as well as Company and Executive performance, including the Executive’s level of responsibility, skill level, experience and contributions to the Company.

Review of Executive Performance

          The Compensation Committee reviews, on an annual basis, each compensation element for each Executive. In each case, the Compensation Committee takes into account the scope of responsibilities and years of experience and balances these against competitive salary levels and other information contained in the Survey Data. The Compensation Committee has the opportunity to interact with the Executives at various times during the year, which allows the Compensation Committee to form its own assessment of each Executive’s performance.

          In addition, the CEO presents to the Compensation Committee an annual evaluation of each Executive, which includes a review of individual contributions, performance against specific criteria, strengths and weaknesses, as well as a development plan. Following this presentation and a review of the Survey Data, the Compensation Committee makes its own assessments and approves compensation for recommendation to the Board of Directors for each Executive.

Overview of Executive Compensation Elements

          The Company’s compensation program for Executives consists of several compensation elements, as illustrated in the table below.

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	Core competence in the Executive’s role relative to skills, years of experience and contributions to the Company.	Provides fixed compensation based on competitive market practices.

Short-Term Annual Incentives	Contributions toward the Company’s achievement of specified profitability, growth, and credit quality.	Provides focus on meeting annual goals that lead to the long-term success of the Company. Motivates achievement of annual performance criteria.

Long-Term Incentives	The Company’s long-term incentives consist of stock option grants that reward stock price performance and continued employment with the Company during the vesting period.

Attempts to align interests of Executives with shareholder interests related to stock price performance. Increases Executive ownership in the Company. Enhances prospects for long-term retention in a competitive labor market.

Retirement Benefits

The Company’s employee benefit plans include both tax-qualified and nonqualified retirement plans which are available to eligible employees, including the Executives, to reward long-term service to the Company. The Company offers a qualified 401(k) program for participation by all employees, including Executives. The Salary Continuation Plans for Executives are nonqualified and noncontributory plans that provide the Executives with retirement benefits.

Encourages retention of Executives. Provides a tax-deferred retirement savings plan subject to IRS limitations on qualified plans. The 401(k) Plan is described in more detail on page 13. The Salary Continuation Plans make available retirement benefits for the Executives comparable to peer group Survey Data. The Salary Continuation Plans are described in more detail on page 23.

Health and Welfare Benefits

As part of a broad-based and competitive compensation program to support long-term service to the Company, Executives participate in employee health benefit plans generally available to all employees, including medical, health, life insurance, disability plans, and vacation and personal absence time.

Encourages a healthy lifestyle and contributes to overall health and fitness that, among other factors, may reduce health related risks and associated expense to the Company.

Additional Benefits and Perquisites

The Executives receive certain additional benefits that may qualify as perquisites including contributions to (a) a health savings account, (b) the 401(k) Plan as matching funds, and (c) reimburse taxes related to bank owned life insurance acquired to fund retirement benefits under the salary continuation plans. The perquisite amounts are included in the Summary Compensation Table on page 17.

Encourages retention of Executives in a competitive labor market with benefits comparable to peer group Survey Data.

Change in Control and Severance Benefits

The Executives have severance benefit provisions in their respective employment agreements which provide severance payments in certain events of termination or in connection with a change in control of the Company.

Severance payments under employment agreements are designed for retention purposes to provide continuity of management and to maintain business focus and eliminate uncertainty regarding employment during a change in control that benefits shareholders. The employment agreements are described in more detail on page 21.

          The use of these compensation elements enables the Company to reinforce its pay for performance philosophy, as well as strengthen the ability to attract and retain highly qualified executive officers. The Compensation Committee believes that this combination of elements provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value, and encourages recruitment and retention of executive officers.

Detail of Executive Compensation Elements

          The Compensation Committee believes the total compensation and benefits program for Executives should consist of the following: base salary, annual cash incentives, short-term and long-term incentives, retirement plans, health and welfare benefits, certain perquisites and severance benefits in certain events of termination or in connection with a change in control, as more fully described below.

          Base Salary

          Increases to base salaries, if any, are driven primarily by individual performance and comparative information from the Survey Data. Individual performance is evaluated by reviewing the Executive’s success in achieving business results, promoting core values, focusing on the keys to success and demonstrating leadership abilities.

          In setting the base salary of the Executives for fiscal year 2007, the Compensation Committee reviewed the Survey Data. The Compensation Committee also considered the Company’s continuing achievement of its short-term and long-term goals to achieve specific profitability, growth and asset quality results.

          The Compensation Committee based its compensation decisions on the Company’s performance related to the objectives listed above. The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the Executives. The Compensation Committee reviews the Survey Data, general economic conditions and marketplace compensation trends with the assistance of its compensation consultant. The Compensation Committee usually adjusts base salaries for Executives when:

•	the current compensation levels deviate significantly from the competitive marketplace data and information in the Survey Data;

•	recognizing outstanding individual performance; or

•	recognizing an increase in responsibility.

          Consistent with the general compensation philosophy described above, the Compensation Committee strives to reward the Executives with a total compensation package at the median or slightly above the median of the Survey Data, adjusted for excellent Company and individual performance. The base salaries paid to the CEO and other Executives during fiscal year 2007 are shown in the Summary Compensation Table on page 17.

          Short-Term Annual Incentives

          The Annual Incentive Plan provides the Executives and participating employees with the opportunity to earn cash incentives based on the achievement of specific Company-wide, division or department, and individual performance goals. The Compensation Committee designs the annual incentive component to align Executive and employee compensation with annual (short-term) performance criteria.

          The Compensation Committee annually approves an incentive bonus pool based on the budgeted net earnings goal for each year. If the net earnings goal is exceeded, the Compensation Committee recommends that contributions be made to the incentive bonus pool in an amount equal to 50% of the amount which exceeds the net earnings goal. In addition to the achievement of the net earnings goal, to be eligible to receive payment of a cash incentive, the Executives and employees must each receive an individual performance evaluation of 3, 4 or 5 based on a five point scale as follows:

•	5 – clearly outstanding;

•	4 – exceeds expectations;

•	3 – meets expectations;

•	2 – below expectations; and

•	1 – unacceptable.

          In the event that cash incentives are paid, the incentive bonus pool is divided into percentage allocations as follows: 50% allocated for payment to the Chairman/CEO group, 30% allocated for payment to other Executives as a group and 20% allocated for payment to all other employees as a group. Payments are then allocated further among individuals within a group based on the ratio that the base salary of an individual participant within a group bears to the total of all base salaries of individuals in the same group. Payments, if any, are made annually in April to coincide with annual performance evaluations, but only after the Company’s independent certified public accountants have audited the results of operations and financial condition of the Company and determined that no adjustments to the financial statements are necessary.

          The budgeted net earnings goal for 2007 included an after-tax return on beginning shareholders’ equity in excess of 8.6% (equal to $1,460,000 or more in net earnings). No cash incentives were paid or accrued under the Annual Incentive Plan in 2007 as the Company failed to exceed the budgeted net earnings goal.

          Long-Term Incentives

          An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of the Company’s stock performance and the potential financial gain for employees. The long-term incentive component has historically been provided in the form of stock options that vest and become exercisable ratably over not more than five years. The Compensation Committee has used stock options, rather than other forms of long-term incentives, because they create value for the Executives only if the shareholder value is increased through an increased stock price. The Compensation Committee believes that this creates strong alignment between the interests of the Executives and shareholders. The stock options help the Company attract and retain talented Executives.

          Stock options provide the Executives with the opportunity to purchase the Company’s common stock at a price fixed on the grant date regardless of future market price. The Compensation Committee’s objective is to provide Executives with awards that are consistent with the Survey Data and based on the Executive’s individual performance. A stock option becomes valuable only if the Company’s common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to vest, which provides an incentive for the Executive to remain employed by the Company. In addition, stock options link a portion of the Executive compensation to shareholders’ interests by providing an incentive to make decisions designed to increase the market price of the Company’s common stock.

          The Company has two stock option plans. The 1999 Stock Option Plan was adopted by the Board of Directors of the Bank on November 15, 1999, and approved by shareholders at the 1999 Annual Meeting of Shareholders of the Bank held on May 11, 2000 (the “1999 Plan”). The Company assumed the 1999 Plan and further option grants were terminated in connection with the reorganization whereby the Bank became a wholly-owned subsidiary of the Company effective June 26, 2003. The 1999 Plan set aside 240,000 shares (378,000 shares as of April 28, 2008, adjusted for stock dividends and stock splits) of no par value common stock of the Company for the grant of incentive and nonstatutory stock options to key, full-time salaried employees and officers of the Company, and to the non-employee directors of the Company. Only nonstatutory options could be granted to non-employee directors under the 1999 Plan.

          The Company’s 2004 Stock Option Plan was adopted by the Board of Directors of the Company on February 19, 2004, and approved by shareholders at the 2004 Annual Meeting of Shareholders held on May 27, 2004 (the “2004 Plan”). The 2004 Plan set aside 169,000 shares (253,500 shares as of April 28, 2008, adjusted for a stock split in 2005) of no par value common stock of the Company for the grant of incentive and nonstatutory stock options to key, full-time salaried employees and officers of the Company, and to the non-employee directors of the Company. Only nonstatutory options could be granted to non-employee directors under the 2004 Plan. The terms of the 2004 Plan are substantially similar to the terms of the 1999 Plan described below.

          Options granted under the 1999 Plan were either incentive options or nonstatutory options, however, only nonstatutory options were permitted to be granted to non-employee directors. Options granted became exercisable in accordance with a vesting schedule established at the time of grant. Vesting could not extend beyond ten years from the date of grant. Upon a change in control of the Company, options under the 1999 Plan become fully vested and exercisable, or may be assumed or equivalent options may be substituted by a successor corporation. Options are adjusted to protect against dilution in the event of certain changes in the Company’s capitalization, including stock splits and stock dividends. All options granted under the 1999 Plan have an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted under the 1999 Plan from and after June 26, 2003, the Effective Date of the reorganization described above and future grants of options thereunder were terminated, in accordance with the permit issued by the California Commissioner of Corporations to authorize the exchange of shares of common stock of the Company for the outstanding shares of common stock of the Bank in the reorganization.

          Option grant recommendations are made at Compensation Committee meetings scheduled in advance to meet appropriate deadlines for compensation related decisions. The Compensation Committee then recommends the grants to the full Board of Directors for their approval. The Company’s practice is that the full Board of Directors approves all stock option grants at regularly scheduled meetings. The meetings are held after the close of the U.S. stock markets and the Board of Directors sets the exercise price for each stock option using the closing price of the Company’s stock price on the date of grant.

          There is a limited term which is not more than ten years from the date of grant in which the Executive can exercise vested stock options. At the end of this option term, the right to purchase Company stock subject to any unexercised options expires. Option holders generally forfeit any unvested options if their employment with the Company terminates.

          In certain instances, stock options may vest on an accelerated schedule. A change of control may trigger accelerated vesting. In this instance, all unvested options will vest as of the date of the change in control.

          Retirement Benefits

          The Company offers retirement programs that are intended to supplement the employee’s personal savings and social security. The programs include the Company 401(k) Plan (“401(k) Plan”) and Salary Continuation Plans. All employees who work at least one year for 1,000 or more hours, including the Executives, are generally eligible to participate in the 401(k) Plan. Only the Executives have entered into Salary Continuation Plans with the Company.

•	401(k) Plan

                    The Company adopted the 401(k) Plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees, including the Executives, to elect to contribute from 1% to 100% of their eligible compensation to an investment trust. Eligible compensation generally means all wages, salaries and fees for services from the Company. Employee contributions are matched in cash by the Company at the rate of 100% for the first 2% of the employee’s salary for 2006 and 3% for 2007. Such contributions vest immediately. The 401(k) Plan provides different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The 401(k) Plan does not provide the employees the option to invest directly in the Company’s common stock. The 401(k) Plan offers in-service withdrawals in the form of loans, hardship distributions, after-tax account distributions and age 59.5 distributions. The 401(k) Plan benefits are payable pursuant to the participant’s election in the form of a single lump sum.

•	Salary Continuation Plans

                    The Salary Continuation Plans are structured as individual agreements with the Executives. The terms of the agreements include the amounts each will receive upon the occurrence of certain specified events, including normal retirement and in the case of Mr. Hyzdu and Ms. Reinard, early retirement on or after a specified age coinciding with fifteen (15) years of service. A lump-sum premium payment of approximately three million one hundred ninety-four thousand dollars ($3,194,000) was paid to acquire insurance policies on the lives of the named executive officers as a funding mechanism in connection with the agreements. The Bank is the owner and beneficiary of the policies and is entitled to the increase in cash surrender value represented by the policies. The increase in cash surrender value is accrued monthly and reflected in the Company’s consolidated financial statements as a category under “Other income.” The Bank reimburses the Executives each year in an amount to satisfy payroll taxes applicable to each Executive related to the insurance, which amounts are reflected in the Summary Compensation Table.

          The agreements provide for the following annual retirement benefit payments:

•	forty thousand dollars ($40,000) for Mr. Brooks at age sixty-six (66);

•

one hundred thirty-three thousand dollars ($133,000) for Mr. Hyzdu at age sixty-five (65) and a reduced amount upon early retirement beginning at age fifty-six (56) or thereafter and prior to normal retirement ranging from seventy-seven thousand nine hundred seventy-four dollars ($77,974) to one hundred twenty-six thousand eight hundred eighty-six dollars ($126,886);

•	seventy-one thousand dollars ($71,000) for Mr. Bloch at age sixty-five (65);

•	seventy-seven thousand dollars ($77,000) for Mr. Carman at age sixty-five (65); and

•

sixty-four thousand dollars ($64,000) for Ms. Reinard at age sixty-five (65) and a reduced amount upon early retirement beginning at age fifty-nine (59) or thereafter and prior to normal retirement ranging from thirty eight thousand one hundred eighteen dollars ($38,118) to fifty-eight thousand eight hundred thirty-eight dollars ($58,838).

          See the discussion under the heading “Salary Continuation Plans” on page 23 for more information regarding the agreements.

          Health and Welfare Benefits

          The Company offers a variety of health and welfare programs to all eligible employees. The Executives generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against health risks and encourage a healthy lifestyle. The health and welfare programs include medical, pharmacy, dental, vision, life insurance, accidental death and disability, paid vacation and personal absence time. Coverage under the life and accidental death and disability programs offer benefit amounts specific to each Executive.

          The Company offers a long-term disability program that provides income replacement to Executives after a 90-day disability period at a rate of 66.67% of basic monthly earnings up to a maximum of $10,000 per month until normal Social Security retirement age or recovery per the terms and conditions of the program. All other employees are eligible to receive 66.67% of basic monthly earnings to a maximum of $10,000 per month.

          Perquisites

          The Compensation Committee annually reviews payments to Executives that may qualify as perquisites to determine if such payments are appropriate and whether any adjustments are required. All such payments are included in the Summary Compensation Table on page 17.

          Change in Control and Termination Benefits

          In June 2004, the Company entered into employment agreements with Messrs. Brooks, Hyzdu, Carman and Bloch, and Ms. Reinard. The agreements provide for a base salary which is included in the Summary Compensation Table on page 17. The agreements may be terminated with or without cause, but if an agreement is terminated without cause under certain specified circumstances, the Executive is entitled to receive severance compensation in the amount specified. Each agreement further provides that in the event of a “change in control” as defined therein and within a specified period following consummation of such change in control (i) the employee’s employment is terminated; or (ii) any adverse change occurs in the nature and scope of the employee’s salary or benefits; or (iii) any event occurs which reasonably constitutes a constructive termination of employment, by resignation or otherwise, then the employee will be entitled to receive severance compensation in the amount specified, less applicable withholding deductions (in addition to salary, incentive compensation, or other payments, if any, due the Executive). See the discussion under the heading “Employment Agreements” on page 21.

COMPENSATION COMMITTEE REPORT

          The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this document with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee of the Board of Directors:

/s/ John O. Brooks	/s/ Eugene C. Gini	/s/ Bryan R. Hyzdu

/s/ Frances C. Mizuno	/s/ Richard R. Paulsen	/s/ Anthony F. Souza

SUMMARY COMPENSATION TABLE

          The following table shows the cash and non-cash compensation awarded to or earned by individuals who served as our chief executive officer, chief financial officer and other most highly compensated executive officers in all capacities during fiscal years 2006 and 2007.

Name and Principal Position		Salary ($) (3)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)

John O. Brooks, Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of the Bank and Charter Services Group, Inc.(1)	2007	$145,230	—	—	$14,400	—	—	$11,154	$170,784
	2006	$143,557	—	—	$14,400	—	—	$9,430	$167,387

Bryan R. Hyzdu, President of the Company; President and Chief Executive Officer of the Bank and Charter Services Group, Inc. (1)	2007	$189,993	—	—	$14,400	—	$23,960	$14,033	$242,386
	2006	$170,237	—	—	$14,400	—	$20,879	$10,539	$216,055

Robert E. Bloch, Executive Vice President and Chief Financial Officer of the Company, the Bank and Charter Services Group, Inc.	2007	$129,452	—	—	$7,200	—	$68,097	$11,500	$216,249
	2006	$118,219	—	—	$7,200	—	$59,312	$10,863	$195,594

Patrick Carman, President and Chief Operating Officer (1) (2)	2007	$153,469	—	—	$7,200	—	$45,581	$14,168	$220,418
	2006	$124,125	—	—	$7,200	—	$39,732	$10,408	$181,465

Shannon Reinard, Executive Vice President and Operations Manager of the Bank	2007	$91,669	—	—	$15,150	—	$15,606	$8,072	$130,497
	2006	$81,719	—	—	$17,800	—	$13,658	$5,914	$113,177

Thomas Vander Ploeg, Executive Vice President and Chief Credit Officer of the Bank(2)	2007	$76,250	—	—	$2,508	—	—	$2,800	$81,558
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)

Effective April 1, 2007, Mr. Brooks assumed the position as Chief Executive Officer of the Bank, Patrick Carman assumed the position of President of the Bank, and Mr. Hyzdu relinquished his positions as President and Chief Executive Officer of the Bank in order to focus full-time on the development of the Company’s non-bank subsidiary, Charter Services Group, Inc., as its President and Chief Executive Officer.

(2)	Effective June 1, 2007, Mr. Carman relinquished his position as Chief Credit Officer of the Bank and Mr. Vander Ploeg was hired as Executive Vice President and Chief Credit Officer of the Bank.

(3)

Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the 401(k) Plan and amounts paid for auto allowance which was added to the base salary of each executive officer. Mr. Brook’s voluntarily agreed to a reduced salary during 2007 and 2006, to the amount reflected in the table and provided under the terms of his employment agreement dated July 15, 2004, to reflect the comparable reduction in his availability due to illness. The executive officer employment agreements, each dated July 15, 2004, are discussed hereafter in this document under the heading “Post-Employment Payments.”

(4)	No incentive bonus compensation was accrued or paid in 2006 or 2007.

(5)

The amount reported in this column is the dollar amount recognized for financial statement reporting purposes for 2006 and 2007 in accordance with FAS 123(R). The assumptions used to calculate FAS 123(R) fair value are described in Note 1 under the heading “Stock-based compensation” and Note 12 under the heading “Stock Option Plan” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. No options were granted to the named executive officers in 2006 or 2007 except for 15,000 options granted to Thomas Vander Ploeg at an exercise price of $13.00 per share. The Company has a 2004 Stock Option Plan (the “2004 Plan”) which was adopted by the Board of Directors of the Company on February 19, 2004, and approved by shareholders at the 2004 Annual Meeting of Shareholders held on May 27, 2004. The Company also has a 1999 Stock Option Plan pursuant to which options are outstanding, which was adopted by the Board of Directors of the Bank on November 15, 1999, and approved by shareholders at the 1999 Annual Meeting of Shareholders of the Bank held on May 11, 2000 (the “1999 Plan”). The terms of the 2004 Plan are substantially similar to the terms of the 1999 Plan. Under the 1999 Plan, options were permitted to be granted to non-employee directors, officers and employees of Service 1st Bank. Options granted under the 1999 Plan were either incentive options or nonstatutory options, however, only nonstatutory options were permitted to be granted to non-employee directors. Options granted became exercisable in accordance with a vesting schedule established at the time of grant. Vesting could not extend beyond ten years from the date of grant. The Company assumed the 1999 Plan in connection with the reorganization whereby the Bank became a wholly-owned subsidiary of the Company. Upon a change in control of the Company, options under the 1999 Plan become fully vested and exercisable, or may be assumed or equivalent options may be substituted by a successor corporation. Options are adjusted to protect against dilution in the event of certain changes in the Company’s capitalization, including stock splits and stock dividends. All options granted to the named executive officers are incentive stock options and have an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted under the 1999 Plan from and after June 26, 2003, the Effective Date of the reorganization described above and future grants of options thereunder were terminated, in accordance with the permit issued by the California Commissioner of Corporations to authorize the exchange of shares of common stock of the Company for the outstanding shares of common stock of the Bank in the reorganization. See the discussion under the heading “Long-Term Incentives” on page 12 for more information regarding the Company’s 2004 Plan and 1999 Plan.

(6)

The amount reported in the column represents the increase in the actuarial net present value of all future retirement benefits under the executive officer’s salary continuation plan. The executive officers may not be entitled to the benefit amounts included as the salary continuation plan is not vested.

(7)

Amounts shown include (i) $464 as disability insurance premiums for Mr. Hyzdu; (ii) contributions to a health savings account for Messrs. Hyzdu of $4,800 in 2007 and $3,600 in 2006; Carman of $4,800 in 2007 and $3,600 in 2006; Vander Ploeg of $2,800 in 2007; and Bloch of $2,400 in 2007 and $3,600 in 2006; (iii) in lieu of not participating in the health savings account program, Mr. Brooks and Ms. Reinard received $3,600 in 2007 and $2,700 in 2006; (v) matching contributions on deferrals under the Company’s 401(k) Plan for Messrs. Hyzdu, Bloch and Carman and Ms. Reinard in the amounts of $6,519, $5,796, $6,001, and $3,120, respectively, for 2007 and $4,377, $4,195, $3,774, and $2,199, respectively, for 2006. No matching contributions were made for Mr. Brooks; and (iv) a reimbursement payment to satisfy payroll taxes applicable to bank owned life insurance for the salary continuation plans for Messrs. Brooks, Hyzdu, Bloch and Carman and Ms. Reinard in the amounts of $7,554, $2,250, $3,304, $3,367, and $1,152, respectively, for 2007 and $6,730, $2,098, $3,068, $3,034 and $1,015, respectively for 2006. Generally, all Company employees are eligible to participate in the 401(k) Plan. Participating employees may defer a portion of their compensation in the 401(k) Plan and the Company, at its option, may make matching contributions on participant’s deferrals. During 2007, the Company matched 100% of the first 3% of the amount deferred by the employees and in 2006, the Company matched 100% of the first 2% of the amount deferred by participating employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

          The following table shows information regarding equity awards held at the end of fiscal year 2007 by the Company’s executive officers named in the Summary Compensation Table. Data in the table below has been adjusted, as applicable, for stock dividends and stock splits

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John O. Brooks	39,375	(1)	—	—	$6.35	11/1/10	—	—	—	—
	10,000	(2)	5,000	—	$12.33	6/16/15	—	—	—	—
Bryan R. Hyzdu	31,500	(3)	—	—	$6.35	11/15/09	—	—	—	—
	10,000	(4)	5,000	—	$12.33	6/16/15	—	—	—	—
Robert E. Bloch	23,625	(5)	—	—	$6.03	3/26/11	—	—	—	—
	5,000	(6)	2,500	—	$12.33	6/16/15	—	—	—	—
Patrick Carman	15,750	(7)	—	—	$6.25	8/7/10	—	—	—	—
	5,000	(8)	2,500	—	$12.33	6/16/15	—	—	—	—
Shannon Reinard	15,000	(9)	—	—	$9.30	10/25/14		—	—	—
	5,000	(10)	2,500	—	$12.33	6/16/15	—	—	—	—
Thomas Vander Ploeg	15,000	(11)	15,000	—	$13.00	9/20/17	—	—	—	—

(1)	The stock options vest ratably over three years commencing one year after the grant date and 100% were vested as of December 31, 2007.

(2)	The stock options vest ratably over three years commencing one year after the grant date and 67.6% were vested as of December 31, 2007 with the remaining vesting of 33.3% to occur on June 16, 2008.

(3)	The stock options vest ratably over three years commencing one year after the grant date and 100% were vested as of December 31, 2007.

(4)	The stock options vest ratably over three years commencing one year after the grant date and 67.6% were vested as of December 31, 2007 with the remaining vesting of 33.3% to occur on June 16, 2008.

(5)	The stock options vest ratably over three years commencing one year after the grant date and 100% were vested as of December 31, 2007.

(6)	The stock options vest ratably over three years commencing one year after the grant date and 67.6% were vested as of December 31, 2007 with the remaining vesting of 33.3% to occur on June 16, 2008.

(7)	The stock options vest ratably over three years commencing one year after the grant date and 100% were vested as of December 31, 2007.

(8)	The stock options vest ratably over three years commencing one year after the grant date and 67.6% were vested as of December 31, 2007 with the remaining vesting of 33.3% to occur on June 16, 2008.

(9)	The stock options vest ratably over three years commencing one year after the grant date and 100% were vested as of December 31, 2007.

(10)	The stock options vest ratably over three years commencing one year after the grant date and 67.6% were vested as of December 31, 2007 with the remaining vesting of 33.3% to occur June 16, 2008.

(11)	The stock options vest ratably over three years commencing one year after the grant date. None of these options were exercisable as of December 31, 2007.

(12)	The fair market value per share of the Company’s common stock at the fiscal year-end was $7.90.

OPTION EXERCISES AND STOCK VESTED

          The Option Exercises and Stock Vested Table is omitted as there were no stock option awards exercised by or restricted stock and restricted stock unit awards vested for the executive officers named in the Summary Compensation Table during fiscal year 2007.

PENSION BENEFITS

          The following table summarizes information with respect to each plan that provides for payments or other benefits at, following, or in connection with the retirement of any of the executive officers named in the Summary Compensation Table.

Pension Benefits Table

Name	Plan Name (1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)

John O. Brooks	Salary Continuation Plan	4	$361,825	—
Bryan R. Hyzdu	Salary Continuation Plan	4	$71,493	—
Robert E. Bloch	Salary Continuation Plan	4	$197,531	—
Patrick Carman	Salary Continuation Plan	4	$138,199	—
Shannon Reinard	Salary Continuation Plan	2	$34,426	—

(1)	The salary continuation plans are more fully described under the heading “Salary Continuation Plans” on page 23. Mr. Vander Ploeg does not have a salary continuation plan.

(2)	Years of credited service represents the number of years the executive officer has participated in the pension benefit plan. Normal retirement age is 65.

(3)	Includes amounts which the executive officer may not be currently entitled to receive because those amounts are not vested.

NONQUALIFIED DEFERRED COMPENSATION

          The Nonqualified Deferred Compensation Table is omitted as the Company does not have any nonqualified deferred compensation plans. The Company has a qualified 401(k) Plan in which the executive officers named in the Summary Compensation Table participate on the same basis as other Company employees. See footnote 7 to the Summary Compensation Table and discussion under the heading “401(k) Plan” on page 13 for additional information regarding the 401(k) Plan.

POST-EMPLOYMENT PAYMENTS

Employment Agreements

          The Company has entered into employment agreements with the executive officers named in the Summary Compensation Table. Each such employment agreement includes certain provisions providing benefits to the executive officers which are substantially identical as follows:

•

an annual base salary that includes an auto allowance as reflected in the Summary Compensation Table, which is subject to annual adjustment increase during the term in the discretion of the Board of Directors;

•	an annual bonus payment in an amount to be determined in the discretion of the Board of Directors based upon the Company’s profitability and implementation of strategic plans;

•	four (4) weeks annual vacation;

•	group life, health and disability insurance benefits;

•	reimbursement of business expenses incurred on behalf of the Company;

•	group life and medical insurance benefits; and

•

continuation of group insurance coverages for the executive officer and his or her dependents at the expense of the Company from the date of termination without cause or in connection with a change in control from the date of termination or the occurrence of certain events deemed to be the equivalent of termination.

          John Brooks Employment Agreement. The Company and John O. Brooks entered into an employment agreement dated July 15, 2004, which replaced a prior employment agreement dated November 1, 2000. Mr. Brooks currently serves as the Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank, and Chairman of the Board of Directors of Charter Services Group, Inc. The employment agreement has a two (2) year term, subject to renewal and termination rights of the Company and Mr. Brooks. In addition to the provisions common to all of the employment agreements as described above, Mr. Brooks’ employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to twelve (12) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twenty-four (24) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

          Bryan Hyzdu Employment Agreement. The Company and Bryan R. Hyzdu entered into an employment agreement dated July 15, 2004, which replaced a prior severance agreement dated November 1, 2002. Mr. Hyzdu currently serves as the President of the Company and President and Chief Executive Officer of Charter Services Group, Inc. The employment agreement has a three (3) year term, subject to renewal and termination rights of the Company and Mr. Hyzdu. In addition to the provisions common to all of the employment agreements as described above, Mr. Hyzdu’s employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to twelve (12) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twenty-four (24) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

          Robert Bloch Employment Agreement. The Company and Robert E. Bloch entered into an employment agreement dated July 15, 2004, which replaced a prior offer of employment letter by the Bank dated February 26, 2001. Mr. Bloch currently serves as Executive Vice President and Chief Financial Officer of the Company, the Bank and Charter Services Group, Inc. The employment agreement has a three (3) year term, subject to renewal and termination rights of the Company and Mr. Bloch. In addition to the provisions common to all of the employment agreements as described above, Mr. Bloch’s employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to six (6) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twelve (12) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

          Patrick Carman Employment Agreement. The Company and Patrick Carman entered into an employment agreement dated July 15, 2004, which replaced a prior offer of employment letter by the Bank dated May 26, 2000. Mr. Carman currently serves as President and Chief Operating Officer/Chief Credit Officer of the Bank. The employment agreement has a three (3) year term, subject to renewal and termination rights of the Company and Mr. Carman. In addition to the provisions common to all of the employment agreements as described above, Mr. Carman’s employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to six (6) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twelve (12) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

          Shannon Reinard Employment Agreement. The Company and Shannon Reinard entered into an employment agreement dated July 15, 2004, which replaced an offer letter dated February 7, 2002. Ms. Reinard currently serves as Executive Vice President and Operations Manager of the Bank. The employment agreement has a three (3) year term, subject to renewal and termination rights of the Company and Ms. Reinard. In addition to the provisions common to all of the employment agreements as described above, Ms. Reinard’s employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to six (6) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twelve (12) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

          Thomas Vander Ploeg Employment Agreement. The Company and Thomas Vander Ploeg entered into an employment agreement dated November 16, 2007. Mr. Vander Ploeg currently serves as Executive Vice President and Chief Credit Officer of the Bank. The employment agreement has a three (3) year term, subject to renewal and termination rights of the Company and Mr. Vander Ploeg. In addition to the provisions common to all of the employment agreements as described above, Mr. Vander Ploeg’s employment agreement includes the following severance provisions for certain termination events including a change in control of the Company:

•

severance payments in connection with an involuntary termination without cause equal to six (6) months of base salary payable in bi-monthly installments commencing with the month immediately following the termination; and

•

severance payments in connection with an involuntary termination or certain events deemed to be the equivalent of termination occurring within twenty-four (24) months following a change in control, or upon voluntary resignation at any time during the period commencing on the expiration of six (6) months following a change in control through the expiration of twelve (12) months following a change in control, equal to twelve (12) months of base salary payable in lump sum within thirty (30) days of any such termination, event or resignation.

Salary Continuation Plans

          Recognizing the importance of building and retaining a competent management team, additional agreements were entered into with Messrs. Brooks, Hyzdu, Bloch and Carman effective as of September 10, 2003, and with Ms. Reinard effective as of June 1, 2005, in each case to provide post-retirement benefits to the named executive officers. The agreements for Messrs. Hyzdu, Bloch and Carman were amended on August 8, 2005, among other matters, to:

•	conform certain benefit factors among the agreements for Messrs. Hyzdu, Bloch, Carman and Ms. Reinard including age, service and compensation factors;

•	adjust the annual retirement benefit payments to the amounts specified below to reflect such factors and cost of living adjustments based thereon; and

•	change the normal retirement age from sixty-six (66) to age sixty-five (65).

          The terms of the agreements with the named executive officers include the amounts each will receive upon the occurrence of certain specified events, including normal retirement and in the case of Mr. Hyzdu and Ms. Reinard, early retirement on or after a specified age coinciding with fifteen (15) years of service. A lump-sum premium payment of approximately three million one hundred ninety-four thousand dollars ($3,194,000) was paid to acquire insurance policies on the lives of the named executive officers as a funding mechanism in connection with the agreements. The Bank is the owner and beneficiary of the policies and is entitled to the increase in cash surrender value represented by the policies. The increase in cash surrender value is accrued monthly and reflected in the Company’s consolidated financial statements as a category under “Other income.” The Bank pays a bonus payment each year to the named executive officers to satisfy taxes applicable to each named executive officer which amounts are reflected in the Summary Compensation Table.

          The agreements provide for the following annual retirement benefit payments:

•	forty thousand dollars ($40,000) for Mr. Brooks at age sixty-six (66);

•

one hundred thirty-three thousand dollars ($133,000) for Mr. Hyzdu at age sixty-five (65) and a reduced amount upon early retirement beginning at age fifty-six (56) or thereafter and prior to normal retirement ranging from seventy-seven thousand nine hundred seventy-four dollars ($77,974) to one hundred twenty-six thousand eight hundred eighty-six dollars ($126,886);

•	seventy-one thousand dollars ($71,000) for Mr. Bloch at age sixty-five (65);

•	seventy-seven thousand dollars ($77,000) for Mr. Carman at age sixty-five (65); and

•

sixty-four thousand dollars ($64,000) for Ms. Reinard at age sixty-five (65) and a reduced amount upon early retirement beginning at age fifty-nine (59) or thereafter and prior to normal retirement ranging from thirty eight thousand one hundred eighteen dollars ($38,118) to fifty-eight thousand eight hundred thirty-eight dollars ($58,838).

          The annual retirement benefit amounts are each payable in equal monthly installments over a fifteen (15) year period. In the event of an employee’s death, all remaining amounts due are anticipated to be paid to the employee’s designated beneficiary over the remaining payout period. Other events which may alter when payment of the annual retirement benefit is to begin, or the amount which is to be paid, include the following:

•

disability prior to normal retirement or early termination other than for cause, death, disability or a change of control, in which cases the executive officer shall be entitled to a lesser benefit payment amount based upon an accrual balance representing the liability accrued to satisfy the benefit payments due to the executive officer; and

•

termination within a specified period following a change of control, in which case the executive officer is entitled to receive the normal retirement benefit payment described above in equal monthly installments for fifteen (15) years beginning in the month following the executive officer’s normal retirement age.

Change of Control

           The Company, from time to time, has pursued evaluations of strategic alternatives to enhance shareholder value including the alternatives of remaining independent and considering business combination transactions. The company has engaged advisors to assist with such evaluations. The Company is not currently subject to any arrangement that would require a change of control.

DIRECTOR COMPENSATION

Director Fees

          Non-employee members of the Board of Directors of the Company were paid $250 per month as a single retainer fee for all meetings held each month during 2007 of the Board of Directors of the Company and $500 for attendance at each meeting of the Bank’s Board of Directors. Each chairman of the Company’s Audit and Executive Committees, and the Bank’s Funds Management, Loan, and Marketing Committees, received $150 and the committee members each received $100, for each committee meeting of the Company and each committee meeting of the Bank attended. The total amount of fees paid to all directors as a group as monthly retainer fees for attendance at all monthly Board of Director meetings of the Company and the Bank and as the fees paid for attendance at each committee meeting of the Company and each committee meeting of the Bank, was $102,070 in 2007.

Stock Option Awards

          The Company has two stock option plans. The 1999 Stock Option Plan was adopted by the Board of Directors of the Bank on November 15, 1999, and approved by shareholders at the 1999 Annual Meeting of Shareholders of the Bank held on May 11, 2000 (the “1999 Plan”). The Company assumed the 1999 Plan and further option grants were terminated in connection with the reorganization whereby the Bank became a wholly-owned subsidiary of the Company effective June 26, 2003. The 1999 Plan set aside 240,000 shares (378,000 shares as of April 28,2008, adjusted for stock dividends and stock splits) of no par value common stock of the Company for the grant of incentive and nonstatutory stock options to key, full-time salaried employees and officers of the Company, and to the non-employee directors of the Company. Only nonstatutory options could be granted to non-employee directors under the 1999 Plan.

          The Company’s 2004 Stock Option Plan was adopted by the Board of Directors of the Company on February 19, 2004, and approved by shareholders at the 2004 Annual Meeting of Shareholders held on May 27, 2004 (the “2004 Plan”). The 2004 Plan set aside 169,000 shares (253,500 shares as of April 28, 2008, adjusted for a stock split in 2005) of no par value common stock of the Company for the grant of incentive and nonstatutory stock options to key, full-time salaried employees and officers of the Company, and to the non-employee directors of the Company. Only nonstatutory options could be granted to non-employee directors under the 2004 Plan. The terms of the 2004 Plan are substantially similar to the terms of the 1999 Plan described below.

          Options granted under the 1999 Plan were either incentive options or nonstatutory options, however, only nonstatutory options were permitted to be granted to non-employee directors. Options granted became exercisable in accordance with a vesting schedule established at the time of grant. Vesting could not extend beyond ten years from the date of grant. Upon a change in control of the Company, options under the 1999 Plan become fully vested and exercisable, or may be assumed or equivalent options may be substituted by a successor corporation. Options are adjusted to protect against dilution in the event of certain changes in the Company’s capitalization, including stock splits and stock dividends. All options granted under the 1999 Plan have an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted under the 1999 Plan from and after June 26, 2003, the Effective Date of the reorganization described above and future grants of options thereunder were terminated, in accordance with the permit issued by the California Commissioner of Corporations to authorize the exchange of shares of common stock of the Company for the outstanding shares of common stock of the Bank in the reorganization.

•	1999 Stock Option Plan Awards

                    The Company’s non-employee directors, except Directors Andal and Lenz, were each granted nonstatutory options under the 1999 Plan to acquire 5,000 shares (7,875 shares as of April 28, 2008, adjusted for stock dividends and stock splits) of the Company’s common stock on the date of adoption of the 1999 Plan, at a grant price of $10.00 per share ($6.35 per share as of April 28, 2008, adjusted for stock dividends and stock splits), which reflected the fair market value of the Company’s common stock on the grant date. The option grants were made subject to the approval of the 1999 Plan by the shareholders of the Company. Nonstatutory stock options granted to outside directors under the 1999 Stock Option Plan generally vest at the rate of one-third per year. The 1999 Plan was terminated as to future grants effective June 26, 2003. At the time of termination of grants under the 1999 Plan, 171,000 shares (269,325 shares as of April 28, 2008, adjusted for stock dividends and stock splits) of common stock were reserved for issuance upon exercise of options outstanding under the 1999 Plan. As of April 28, 2008, there were 63,000 shares (adjusted for stock dividends and stock splits) reserved for issuance upon exercise of nonstatutory stock options previously granted to the outside directors as a group under the 1999 Stock Option Plan at a weighted average exercise price of $6.35 per share.

•	2004 Stock Option Plan Awards

                    The terms of the 2004 Plan are substantially similar to the terms of the 1999 Plan. As of April 28, 2008, there were 80,375 shares (adjusted for stock dividends and a stock split in 2005) reserved for issuance upon exercise of nonstatutory stock options previously granted to the outside directors as a group under the 2004 Stock Option Plan at a weighted average exercise price of $12.33 per share. There were no grants of stock options to directors in 2007 or 2006.

Director Emeritus Program

                    The Board of Directors adopted a Director Emeritus Program effective June 30, 2006 that provides for compensation with an eligible retiring director, subject to the discretion of the Board of Directors under the Program. Director Van Veldhuizen was designated to serve as a Director Emeritus under the Program during 2007.

                    The Director Emeritus Program was established for the purpose of inducing retiring members of the Board of Directors to provide continued consultation services to the Company and its subsidiaries as requested by the Board of Directors for a period ranging from one year to a maximum of three years following retirement. Any director of the Company who has attained a minimum age of fifty-five (55) and who shall have served the Company continuously for at least ten (10) years as a director of the Company and/or a subsidiary of the Company prior to retirement may be selected by the Board of Directors to serve as a Director Emeritus, provided that the Board of Directors may waive this condition in any case.

                    The term of service as a Director Emeritus shall be one year from the date of the resolution adopted by the Board of Directors designating a director as a Director Emeritus. The Board of Directors shall annually review the status of each Director Emeritus prior to expiration of his or her current term of service and, in its discretion, may terminate or extend the term of service of any Director Emeritus for successive one-year periods. The maximum term of service of a Director Emeritus shall not exceed three (3) years. During such term of service, a Director Emeritus shall perform the following duties:

•	represent and promote the goodwill of the Company and its subsidiaries in his or her community;

•

promote the continued profitability of the Company and its subsidiaries by endeavoring, among other things, to make monthly promotional calls on customers and prospective customers of the Company and its subsidiaries;

•	maintain communication with management by meeting twice annually with the President and Chairman of the Board of the Company at their invitation;

•	provide industry consultation in his or her field of expertise, business or profession; and

•

comply with all written policies of the Company and its subsidiaries applicable to his or her activities as a Director Emeritus or otherwise. A Director Emeritus shall not participate in establishing or administering any policy of the Company or its subsidiaries.

                    The Board of Directors may approve at the commencement of each year of the term of service by a Director Emeritus, an amount of annual compensation (payable in monthly installments) not to exceed one (1) times the monthly fee (exclusive of fees paid for committee membership or attendance) paid to the Director Emeritus during his or her last full year of service as a member of the Company’s Board of Directors, subject to the following:

•       the annual compensation paid to a Director Emeritus may not exceed one (1) times the current monthly fee (exclusive of fees paid for committee membership or attendance) paid to active members of the Company’s Board of Directors;

•       the Board of Directors may elect to compensate a Director Emeritus who is a former member of the Company’s Board of Directors an amount of annual compensation not to exceed one (1) times the current monthly fee (exclusive of fees paid for committee membership or attendance) paid to active members of the Company’s Board of Directors; and

•       no fees for service as a Director Emeritus shall be paid to any member or former member of the Company’s Board of Directors who is compensated pursuant to a Supplemental Employee Retirement Plan (“SERP”) including, without limitation, a Salary Continuation Plan or other form of agreement, with the Company or its subsidiaries.

Director Compensation Table

          The following table shows the compensation of the Company’s Board of Directors during the fiscal year 2007.

	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Name	($)	($)(2) (3)	($)	($)

Dean F. Andal	$11,250	$12,768	—	$22,818
John O. Brooks (1)	—	$14,200	—	$14,200
Eugene C. Gini	$16,250	$7,200	—	$20,350
Bryan R. Hyzdu (1)	—	$14,200	$23,960	$38,160
Robert D. Lawrence, M.D.	$10,200	$7,200	—	$14,650
Susan H. Lenz	$4,250	—	—	$4,250
Frances C. Mizuno	$11,600	$7,200	—	$17,150
Richard R. Paulsen	$11,200	$7,200	—	$18,600
Toni Marie Raymus	$11,250	$7,200	—	$17,100
Michael K. Repetto	$10,500	$7,200	—	$16,250
Anthony F. Souza	$16,900	$7,200	—	$21,550
Albert Van Veldhuizen(4)	$13,500	$7,200		$20,350
Donald L. Walters	$11,100	$7,200		$17,250

(1)	The compensation shown for Messrs. Brooks and Hyzdu is also included in the Summary Compensation Table at page 17.

(2)

The amount reported in this column is the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123(R). The assumptions used to calculate FAS 123(R) fair value are described in Note 1 under the heading “Stock-based compensation” and Note 12 under the heading “Stock Option Plan” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. No options were granted to directors in 2007.

(3)

As of December 31, 2007, the aggregate number of unexercised stock options (vested and unvested) held by each director is as follows: Mr. Andal, 15,375; Mr. Brooks, 54,375; Mr. Gini, 15,375; Mr. Hyzdu, 50,700; Dr. Lawrence, 5,000; Mrs. Mizuno, 15,375; Mr. Paulsen, 15,375; Mrs. Raymus, 15,375; Mr. Repetto, 15,375; Mr. Souza, 15,375; Mr. VanVeldhuizen, 15,375; and Mr. Walters, 15,375.

(4)	Mr. Van Veldhuizen resigned effective October 31, 2007 at which time he became a Director Emeritus. His compensation as Director Emeritus has been included in the table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, 5 percent or more of the outstanding shares of Company common stock, except as set forth in the table below. The following table sets forth, as of April 28, 2008, the number and percentage of shares of Company common stock beneficially owned, directly or indirectly, by each of the Company’s directors, principal shareholders, the executive officers(1) named in the Summary Compensation Table, and all of the individuals named in the table as a group. Beneficial ownership generally includes shares over which a person named below has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of April 28, 2008. Unless otherwise indicated, the persons listed below have sole voting and investment powers respecting the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(2)	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock, No Par Value	Dean F. Andal	35,512	(3)	1.48%
Common Stock, No Par Value	Robert E. Bloch	33,954	(4)	1.40%
Common Stock, No Par Value	John O. Brooks	64,675	(5)	2.65%
Common Stock, No Par Value	Patrick Carman	44,635	(6)	1.85%
Common Stock, No Par Value	Eugene C. Gini	125,128	(7)	5.20%
Common Stock, No Par Value	Bryan R. Hyzdu	67,762	(8)	2.78%
Common Stock, No Par Value	Robert D. Lawrence	73,626	(9)	3.08%
Common Stock, No Par Value	Susan H. Lenz	786	(10)	0.03%
Common Stock, No Par Value	Frances C. Mizuno	38,367	(11)	1.60%
Common Stock, No Par Value	Richard R. Paulsen	47,561	(12)	1.98%
Common Stock, No Par Value	Toni Marie Raymus	47,337	(13)	1.97%
Common Stock, No Par Value	Shannon Reinard	28,350	(14)	1.18%
Common Stock, No Par Value	Michael K. Repetto	37,509	(15)	1.56%
Common Stock, No Par Value	Anthony F. Souza	98,536	(16)	4.10%
Common Stock, No Par Value	Thomas Vander Ploeg	0		0.00%
Common Stock, No Par Value	Donald L. Walters	39,888	(17)	1.66%
All named individuals as a group (16 persons)		783,626	(18)	29.08%

(1)

The term “executive officer” of the Company includes the Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Credit Officer of the Bank and Executive Vice President and Operations Manager of the Bank.

(2)	The address for beneficial owners is c/o Service 1st Bancorp, 49 W. 10th Street, Tracy, California 95376.

(3)	Mr. Andal has shared voting and investment powers as to 20,137 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(4)	Mr. Bloch has shared voting and investment powers as to 2,829 shares. Includes 31,125 shares subject to stock options exercisable within 60 days of April 28, 2008.

(5)	Mr. Brooks has shared voting and investment powers as to 10,300 shares. Includes 54,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(6)	Mr. Carman has shared voting and investment powers as to 21,385 shares. Includes 23,250 shares subject to stock options exercisable within 60 days of April 28, 2008.

(7)	Mr. Gini has shared voting and investment powers as to 109,753 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(8)	Mr. Hyzdu has shared voting and investment powers as to 21,262 shares. Includes 46,500 shares subject to stock options exercisable within 60 days of April 28, 2008.

(9)	Dr. Lawrence has shared voting and investment powers as to 68,626 shares. Includes 5,000 shares subject to stock options exercisable within 60 days of April 28, 2008.

(10)	Ms. Lenz has shared voting and investment powers as to 786 shares.

(11)	Ms. Mizuno has shared voting and investment powers as to 22,992 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(12)	Mr. Paulsen has shared voting and investment powers as to 32,186 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(13)	Ms. Raymus has shared voting and investment powers as to 31,962 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(14)	Ms. Reinard has shared voting and investment powers as to 5,850 shares. Includes 22,500 shares subject to stock options exercisable within 60 days of April 28, 2008.

(15)	Mr. Repetto has shared voting and investment powers as to 22,134 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(16)	Mr. Souza has shared voting and investment powers as to 83,161 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(17)	Mr. Walters has shared voting and investment powers as to 24,513 shares. Includes 15,375 shares subject to stock options exercisable within 60 days of April 28, 2008.

(18)	Includes 305,750 shares subject to stock options exercisable within 60 days of April 28, 2008.

EQUITY COMPENSATION PLAN INFORMATION

          The table below lists information regarding Company common stock issuable upon the exercise of stock options, the weighted average exercise price of those options and the number of shares available for issuance under the 2004 and 1999 Stock Option Plans at year-end 2007 (adjusted, as applicable, for stock dividends and stock splits). The Company has no other equity compensation plan and there are no warrants or other rights outstanding that would result in the issuance of shares of Company common stock.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	406,238	$9.41	51,875
Equity compensation plans not approved by security holders	—	—	—
Total	406,238	$9.41	51,875

(1)

Shares reserved but unissued remain available for grant during any subsequent calendar year. Awards that expire or are cancelled, forfeited or terminated before being exercised again become available for future awards under the 2004 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

          The Company has a policy that it does not enter into any transactions covered under Item 404 of Regulation S-K with the exception of loans made by the Bank. There have been no transactions, or series of similar transactions, during 2007, or any currently proposed transaction, or series of similar transactions, to which the Company or the Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director of the Company or the Bank, executive officer of the Company or the Bank, any shareholder owning of record or beneficially 5% or more of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management

          Some of the directors and officers of the Company and the companies with which those directors and officers are associated are customers of, and have had banking transactions with the Company, through the Bank, in the ordinary course of the Company’s business during 2007, and the Company expects to have banking transactions with such persons in the future. In the opinion of the Company’s management, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with unrelated persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. Loans to executive officers of the Company and the Bank are subject to limitations as to amount and purposes prescribed in part by the Federal Reserve Act, as amended, and the regulations of the Federal Deposit Insurance Corporation.

Director Independence

          Our Board of Directors has determined that each of our directors other than executive officers, John O. Brooks and Bryan R. Hyzdu, are “independent” as defined under NASDAQ listing rules. A director who otherwise meets the definition of independence under applicable NASDAQ listing rules may be deemed “independent” by the Board of Directors after consideration of all of the relationships between the Company and the director, or any of his or her immediate family members, or any entity with which the director or any of his or her immediate family members is affiliated by reason of being a partner, officer or a significant shareholder thereof. However, ordinary banking relationships (such as depository, lending, and other services readily available from other financial institutions) are not considered by the Board of Directors in determining a director’s independence, if:

•

with respect to an extension of credit by the Bank, it (i) has been made in compliance with applicable banking law and regulation, including requirements of Federal Reserve Act and regulations of the Federal Deposit Insurance Corporation, and (ii) was made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with unrelated persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features;

•	no event of default has occurred and is continuing beyond any period of cure and the loans are not classified as nonaccrual, past due, restructured or potential problem loans; and

•	the relationship has no other unusual characteristics.

          In assessing the independence of our directors, our full Board of Directors carefully considered all of the business relationships between the Company and our directors or their affiliated companies, other than ordinary banking relationships. This review was based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Where business relationships other than ordinary banking relationships existed, the Board of Directors determined that, except in the case of Messrs. Brooks and Hyzdu, none of the relationships between the Company and the directors or the directors’ affiliated companies impair the directors’ independence because the amounts involved are immaterial to the directors or to those companies when compared to their annual income or gross revenues. The Board of Directors also determined for all of the relationships between the Company and our directors (including Mr. Hyzdu’s relationship with his brother-in-law, Mr. Walters) or the directors’ affiliated companies, that none of the relationships had unique characteristics that could influence the director’s impartial judgment as a director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The table below summarizes the services rendered to the Company by Vavrinek, Trine, Day & Co., LLP, during the 2007 and 2006 fiscal years.

Category of Services	Fiscal Year 2007	Fiscal Year 2006

Audit Fees (1)	$35,500	$44,000
Audit-Related Fees (2)	6,000
Tax Fees (3)	4,000	4,000
All Other Fees
Total Accounting Fees	$45,500	$48,000

(1)

Audit fees consisted of services for the audit of the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and Form 10-KSB for the year ended December 31, 2006, and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB during the fiscal years 2007 and 2006.

(2)	Audit-related fees consisted of general assistance on SEC matters.

(3)	Tax fees consisted primarily of assistance relating to tax compliance and reporting.

          The Audit Committee approved each professional service rendered by Vavrinek, Trine, Day & Co., LLP during the 2007 and 2006 fiscal years and considered whether the provision of such services is compatible with Vavrinek, Trine, Day & Co., LLP maintaining its independence. The approval of such professional services included pre-approval of all audit and permissible non-audit services provided by Vavrinek, Trine, Day & Co., LLP. These services included audit, tax and other services described above. The Audit Committee Charter attached as Exhibit 99.1 includes a policy of pre-approval of all services provided by the Company’s independent public accountants. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Vavrinek, Trine, Day & Co., LLP during the 2007 and 2006 fiscal years.

          The Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Audit Committee Charter

(99.2)	Compensation Committee Charter

(99.3)	Nominating Committee Charter

SIGNATURES

          Pursuant to the requirements of Section 13 or 15d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICE 1ST BANCORP

Date: April 28, 2008	By:	/s/ John O. Brooks

John O. Brooks
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2008	By:	/s/ Robert E. Bloch

Robert E. Bloch
Executive Vice President and
Chief financial Officer
(Principal Financial and
Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John O. Brooks	Chairman	April 28, 2008

John O. Brooks

/s/ Eugene C. Gini	Director	April 28, 2008

Eugene C. Gini

/s/ Bryan R. Hyzdu	Director	April 28, 2008

Bryan R. Hyzdu

/s/ Susan Lenz	Director	April 28, 2008

Susan Lenz

/s/ Robert D. Lawrence	Director	April 28, 2008

Robert D. Lawrence

/s/ Frances C. Mizuno	Director	April 28, 2008

Frances C. Mizuno

/s/ Richard R. Paulsen	Director	April 28, 2008

Richard R. Paulsen

/s/ Toni Marie Raymus	Director	April 28, 2008

Toni Marie Raymus

/s/ Michael K. Repetto	Director	April 28, 2008

Michael K. Repetto

/s/ Anthony F. Souza	Director	April 28, 2008

Anthony F. Souza

/s/ Donald L. Walters	Director	April 28, 2008

Donald L. Walters

/s/ Dean Andal	Director	April 28, 2008

Dean Andal

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.1	Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

99.1	Audit Committee Charter	38

99.2	Compensation Committee Charter	42

99.3	Nominating Committee Charter	44