Form 10-Q
period 2008-03-31
SERVICE 1ST BANCORP
filed 2008-05-20
CIK 1225078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________


                        Commission file number 000-50323


                               SERVICE 1ST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        State of California                               32-0061893
--------------------------------------         ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: No par value common stock - 2,388,739 shares outstanding at May 14, 2008.

The Index to Exhibits is located at page 26.

                                      INDEX
                        TO SERVICE 1ST BANCORP FORM 10-Q
                            FOR THE NINE MONTHS ENDED
                                 MARCH 31, 2008

                                                                                                 Page
Part I   Financial Information

Item 1   Financial Statements                                                                     3
Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations    11
Item 3   Quantitative and Qualitative Disclosures About Market Risk                               19
Item 4   Controls and Procedures                                                                  20
Item 4T  Controls and Procedures                                                                  20

Part II  Other Information

Item 1   Legal Proceedings                                                                        20
Item 1A  Risk Factors                                                                             21
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                              22
Item 3   Defaults Upon Senior Securities                                                          22
Item 4   Submission of Matters to a Vote of Security Holders                                      22
Item 5   Other Information                                                                        22
Item 6   Exhibits                                                                                 22

Signatures                                                                                        25

Exhibit
 Index                                                                                            26

  31.1   Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
  31.2   Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
  32.1   Certification of Service 1st Bancorp by its Chief Executive Officer and Chief
         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              3/31/08              12/31/07
                                                                          ----------------     -----------------
                                      ASSETS
Cash and due from banks                                                   $      3,528,293     $       6,636,751
Federal funds sold                                                               6,756,503             4,652,900
                                                                          ----------------     -----------------
                             Cash and cash equivalents                          10,284,796            11,289,651
Certificates of deposit with other banks                                           191,750               486,488
Investment securities available for sale                                        77,870,379            82,934,208
Investment securities held to maturity                                          16,782,689            13,061,476
Loans, net                                                                     126,097,373           113,169,164
Bank premises and equipment, net                                                 1,236,668             1,308,720
Cash surrender value of life insurance                                           3,732,125             3,698,239
Accrued interest receivable                                                      1,496,924             1,505,244
Other assets                                                                     4,264,185             3,622,753
Other real estate owned                                                          1,614,000                     -
                                                                          ----------------     -----------------
                                                                          $    243,570,889     $     231,075,943
                                                                          ================     =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                             $     25,836,066     $      26,697,543
   Money market, NOW and savings                                                92,778,739            86,305,530
   Time deposits under $100,000                                                 69,087,219            69,781,685
   Time deposits $100,000 and over                                              27,025,838            19,620,888
                                                                          ----------------     -----------------
                                        Total deposits                         214,727,862           202,405,646
Junior subordinated debt securities                                              5,155,000             5,155,000
Other borrowings                                                                 4,000,000             4,000,000
Accrued interest and other liabilities                                           2,112,969             1,867,283
                                                                          ----------------     -----------------
                                     Total liabilities                         225,995,831           213,427,929

Commitments and contingencies - Notes 5 and 9                                            -                     -
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued or outstanding                                             -                     -
   Common stock, no par value, 30,000,000 shares
      authorized;  issued and outstanding, 2,388,739
      shares at March 31, 2008 and December 31, 2007                            16,023,738            16,023,738
   Additional paid in capital                                                      394,657               356,152
   Retained earnings                                                             1,643,355             1,484,090
   Accumulated other comprehensive income, net of tax                             (486,692)             (215,966)
                                                                          ----------------     -----------------
                            Total shareholders' equity                          17,575,058            17,648,014
                                                                          ----------------     -----------------
                                                                          $    243,570,889     $     231,075,943
                                                                          ================     =================

 The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             For the periods ending
                                   (unaudited)

                                                                                For the three months ended
                                                                          --------------------------------------
                                                                              03/31/08             03/31/07
                                                                          --------------------------------------
Interest income:
   Interest and fees on loans                                             $      2,349,239     $       2,519,177
   Interest on investments                                                       1,212,109             1,019,810
   Interest on Federal funds sold                                                   63,738                56,996
   Other interest income                                                             4,073                17,955
                                                                          --------------------------------------
     Total interest income                                                       3,629,159             3,613,938
Interest expense:
   Interest expense on deposits                                                  1,643,809             1,763,313
   Interest on borrowings                                                          126,638               131,334
                                                                          --------------------------------------
   Total interest expense                                                        1,770,447             1,894,647
                                                                          --------------------------------------

Net interest income before provision for loan losses                             1,858,712             1,719,291

Provision for loan losses                                                          303,000                     -
                                                                          --------------------------------------

Net interest income after provision for loan losses                              1,555,712             1,719,291

Other Income:
   Service charges, fees, and other income                                          69,515               115,395
   Gain on the sale of investment securities                                        36,317                (7,953)
   Gain on sale and servicing of loans                                              10,381                21,844
   Referral fees on mortgage loans                                                       -                36,900
   Earnings on cash surrender value of life
      insurance                                                                     40,669                38,991
                                                                          --------------------------------------
     Total other income                                                            156,882               205,177

Other Expenses:
   Salaries and employee benefits                                                  799,251             1,019,221
   Occupancy expense                                                               156,799               164,045
   Equipment expense                                                                88,072                75,669
   Data processing and other professional fees                                     148,042               150,210
   Office supplies and equipment                                                    42,005                67,732
   Loan department expense                                                          43,906                20,245
   Advertising and promotion                                                        37,772                91,018
   Directors fees and expenses                                                      50,744                51,693
   FDIC and state assessments                                                       46,821                 9,593
   Other operating expenses                                                        120,228               117,905
                                                                          --------------------------------------
     Total other expenses                                                        1,533,640             1,767,331
                                                                          --------------------------------------

Income before income taxes                                                         178,954               157,137
Income tax expense                                                                  19,689                43,998
                                                                          --------------------------------------

   Net income                                                             $        159,265     $         113,139
                                                                          ======================================

Net income per share - basic                                              $           0.07     $            0.05
                                                                          ======================================

Net income per share - diluted                                            $           0.07     $            0.04
                                                                          ======================================

 The accompanying notes are an integral part of these consolidated statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                      Accumulated
                                          Common Stock       Additional                    Retained       Other          Total
                                    -----------------------   Paid In    Comprehensive     Earnings   Comprehensive   Shareholders'
                                      Shares      Amount      Capital        Income       (Deficit)      Income          Equity
                                    ----------------------------------------------------------------  -------------   -------------
Balance at January 1, 2007          2,388,739  $ 16,023,738  $  207,144                  $ 1,147,067  $    (411,115)  $  16,966,834

Surplus from options expense                                    149,008                                                     149,008

Comprehensive Income:
   Net income                                                            $     337,023       337,023                        337,023
Unrealized gains on securities
   net of taxes of $135,135                                                    199,368                      199,368         199,368
Reclassification adjustment for
   gains included in net
   income, net of tax of $2,968                                                 (4,219)                      (4,219)         (4,219)
                                                                         -------------

Comprehensive Income                                                     $     532,172
                                                                         =============

                                    ---------  ------------  ----------                  -----------  -------------   -------------
Balance at December 31, 2007        2,388,739  $ 16,023,738  $  356,152                  $ 1,484,090  $    (215,966)  $  17,648,014

Surplus from options expense                                     38,505                                                      38,505

Comprehensive Income:

   Net income                                                            $     159,625       159,625                        159,625
Unrealized loss on securities
   net of taxes of $122,292                                                   (173,814)                    (173,814)       (173,814)
Unrealized loss on accounting
   change net of taxes of $82,686                                             (118,230)                    (118,230)       (118,230)
Reclassification adjustment
   for gains included in net
   income, net of tax of $14,999                                                21,318                       21,318          21,318
                                                                         -------------

Comprehensive Loss                                                       $    (114,461)
                                                                         =============

                                    ---------  ------------  ----------                  -----------  -------------   -------------
Balance at March 31, 2008           2,388,739  $ 16,023,738  $  356,152                  $ 1,643,355  $    (486,692)  $  17,575,058
                                    =========  ============  ==========                  ===========  =============   =============

    The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,
                                   (unaudited)

                                                                                               2008            2007
                                                                                       ------------    ------------
Operating activities:
      Net income                                                                       $    159,265    $    113,139
Adjustments to reconcile net income to net cash from operating activities:
         Provision for loan losses                                                          303,000               -
         Depreciation                                                                        74,249          63,744
      Amortization and accretion on securities                                              (51,353)          1,691
         Earnings on cash surrender value life insurance, net                               (33,886)        (32,079)
         Stock-based compensation expense                                                    38,505          50,076
         Gain on sale of loans                                                                    -          (6,737)
         Loans originated for sale                                                                -         (63,750)
         Proceeds from loan sales                                                                 -          70,487
      (Gain) Loss on sale of securities, net                                                (36,317)          7,953
         Decrease (increase) in accrued interest                                              8,320          14,196
         Increase in other assets                                                          (752,943)       (298,497)
         Increase (decrease) in accrued expenses and other liabilities                      245,686         496,472
                                                                                       ------------    ------------

   Net cash provided by (used in) operating activities                                      (45,474)        416,695

Investing activities:
         Purchases of securities available-for-sale                                     (22,024,310)     (3,689,997)
         Purchases of securities held-to-maturity                                        (5,134,635)     (2,048,633)
      Proceeds from sales of available-for-sale securities                                5,157,578       1,274,260
         Proceeds from sales of held-to-maturity securities                                       -         209,042
      Proceeds from payments, maturities and calls of available-for-sale
         securities                                                                      21,765,726       5,423,755
      Proceeds from payments, maturities and calls of held-to-maturity securities         1,506,709          23,232
         Net decrease (increase) in loans                                               (14,845,209)        523,827
         Certificates of deposit with other banks                                           294,738         191,593
         Purchases of premises and equipment                                                 (2,197)        (78,885)
                                                                                       ------------    ------------

   Net cash (used in) provided by investing activities                                  (13,281,597)      1,828,194

Financing activities:
      Net (decrease) increase in demand, interest-bearing deposits and
         savings                                                                          5,611,732     (16,054,761)
         Net increase in time deposits                                                    6,710,484           1,475
         Increase in junior subordinated debts                                                    -               -
         Net increase in other borrowings                                                         -               -
                                                                                       ------------    ------------

   Net cash provided by (used for) financing activities                                  12,322,216     (16,053,286)
                                                                                       ------------    ------------

Net (decrease) increase in cash and cash equivalents                                     (1,004,855)    (13,808,397)
Cash and cash equivalents at beginning of period                                         11,289,651      17,160,318
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $ 10,284,796    $  3,351,921
                                                                                       ============    ============

Supplemental disclosures of cash flow information:

      Cash paid during the period for:
      Interest                                                                         $  1,690,532    $  1,899,011

      Income taxes                                                                     $          -    $          -

    The accompanying notes are an integral part of the financial statements.

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

      The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and the Company's income statement for the three months ended March 31, 2008 and 2007, and the statement of cash flows for the three months ended March 31, 2008 and 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

      The balance sheet as of December 31, 2007, has been derived from the audited balance sheet as of that date.

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

      The assumptions used for the three-month period ended March 31, 2008 and 2007 are as follows:

                WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
                            DURING THE PERIOD ENDED:

                                  March 31, 2008   March 31, 2007
                                  --------------   --------------
        Expected Life                        N/A        72 months
        Stock Volatility                     N/A           55.58%
        Risk free interest rate              N/A            4.77%
        Dividend yield                       N/A            0.00%

                      SERVICE 1ST BANCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders' by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of March 31, 2008 and 2007. Weighted average shares outstanding used in the computation of basic earnings per share for the three months ended March 31, 2008 and 2007 were 2,388,739 and 2,388,739 respectively. Weighted average shares outstanding used in the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007 were 2,395,191 and 2,548,089, respectively.

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

      The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of March 31, 2008.

The amortized cost or fair values of investment securities available-for-sale at March 31, 2008 were:

                                                             Gross           Gross        Estimated
                                           Amortized      Unrealized      Unrealized         Fair
                                              Cost           Gains          Losses          Value
                                          -----------------------------------------------------------
Available-for-Sale Securities:
Obligations of U.S. Government Agencies   $ 18,326,044   $    198,890    $       (161)   $ 18,524,773
State and political subdivisions            27,863,552         17,927        (755,164)     27,126,315
Asset backed-securities                      7,360,556          7,630        (241,086)      7,127,100
Mortgage backed-securities                  22,917,505        233,411         (21,950)     23,128,966
Preferred Stock                              1,530,000              -         (62,664)      1,467,336
Short-term mutual funds                        500,000              -          (4,111)        495,889
                                          -----------------------------------------------------------
                                          $ 78,497,657   $    457,858    $ (1,085,136)   $ 77,870,379
                                          ===========================================================

The amortized cost or fair values of investment securities held-to-maturity at March 31, 2008 were:

                                                            Gross            Gross        Estimated
                                            Amortized    Unrealized       Unrealized         Fair
                                              Cost          Gains           Losses          Value
                                          -----------------------------------------------------------
Held-to-Maturity Securities:
Obligations of U.S. Government Agencies   $  3,907,538   $     22,533    $    (17,197)   $  3,912,874

State and political subdivisions             5,181,831              -        (599,606)      4,582,225

Asset backed-securities                      7,537,445         20,294        (281,738)      7,276,001
Mortgage backed-securities                     155,875          4,983               -         160,858
                                          -----------------------------------------------------------
                                          $ 16,782,689   $     47,810    $   (898,541)   $ 15,931,958
                                          ===========================================================

      Securities carried at approximately $63,166,000 were pledged to secure deposits of public funds and borrowing arrangements.

                               SERVICE 1ST BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES cont'd

      The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2007.

                                                           Gross          Gross        Estimated
                                           Amortized     Unrealized    Unrealized         Fair
                                              Cost         Gains         Losses          Value
                                         ------------   ------------   ------------   ------------
Available-for-Sale Securities:
      U.S. Government Agencies           $ 35,211,652   $     83,394   $    (53,615)  $ 35,241,431
      State and political subdivisions     23,520,119         24,390       (249,204)    23,295,305
      Asset backed-securities               7,173,180          1,274        (77,244)     7,097,210
      Mortgage backed-securities           14,368,973         47,170       (128,003)    14,288,140
   Agency preferred stock                   2,530,000              -        (13,767)     2,516,233
      Short-term mutual funds                 500,000              -         (4,111)       495,889
                                         ------------   ------------   ------------   ------------

                                         $ 83,303,924   $    156,228   $   (525,944)  $ 82,934,208
                                         ============   ============   ============   ============

Held-to-Maturity Securities:
   U.S. Government Agencies              $  3,875,767   $        353   $    (96,834)  $  3,779,286
   State and political subdivisions         5,123,990         18,549       (383,769)     4,758,770
   Asset backed-securities                  3,898,115         14,070        (83,352)     3,828,833
   Mortgage backed-securities                 163,604          3,202             (6)       166,800
                                         ------------   ------------   ------------   ------------

                                         $ 13,061,476   $     36,174   $   (563,961)  $ 12,533,689
                                         ============   ============   ============   ============

      Securities carried at approximately $63,146,000 were pledged to secure deposits of public funds and borrowing arrangements.

NOTE 4 - LOANS

      Service 1st Bank's customers are primarily located in San Joaquin County. At March 31, 2008, approximately 60.1% of the Bank's loans are for real estate and construction loans and approximately 20.2% of the Bank's loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 9.2% of the loan portfolio, leases make up 6.5% of the loan portfolio, with agricultural loans making up the remaining 4.0%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

                                                  3/31/2008       12/31/2007
                                                -------------    -------------
Construction and land development loans         $  26,922,692    $  29,541,045
Real estate loans                                  50,117,076       45,002,196
Commercial loans                                   25,834,798       23,029,593
Leases                                              8,291,218        8,560,166
Agricultural loans                                  5,095,448        4,713,710
Consumer loans                                     11,811,503        4,041,061
                                                -------------    -------------
                                                  128,072,735      114,887,771
Deferred loan fees and costs                         (114,312)        (160,557)
Allowance for loan losses                          (1,861,050)      (1,558,050)
                                                -------------    -------------

   Total net loans                              $ 126,097,373    $ 113,169,164
                                                =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in "Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets;
(2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters, (15) terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A-Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2007 and other cautionary statements and information set forth in this quarterly report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

      Service 1st Bancorp (the "Company") is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the "Bank"). The Bank became a subsidiary of the Company effective June 26, 2004. As of March 31, 2008, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. ("Charter"). Charter assists new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter also provide consulting services to new banks including formulating policies and providing other ongoing services.

      The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company's financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the audited financial statements included in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary of Financial Condition

      The Company's total consolidated assets increased 5.5% from December 31, 2007 to March 31, 2008. As of March 31, 2008, total consolidated assets were $243,713,538 compared to $231,075,943 as of December 31, 2007, and $211,903,081
at March 31, 2007. The increase in total assets from December 31, 2007 was primarily due to an increase in loans.

      Total net loans at March 31, 2008 were $126,283,373compared $113,169,164 at December 31, 2007 and $112,991,094 at March 31, 2007. This represents an increase in net loans of 11.6% from December 31, 2007.

      Cash and due from banks declined from $6,636,751 at December 31, 2007 to $3,528,293 at March 31, 2008. The reduction in cash was used to fund loan originations.

      Total deposits were $214,727,862 at March 31, 2008 compared to $202,405,646 at December 31, 2007 and $183,901,805 at March 31, 2007.
Noninterest-bearing DDA accounts decreased from $26,697,543 at December 31, 2007 to $25,836,066 at March 31, 2008. Money market, NOW, and savings accounts increased to $92,778,739 at March 31, 2008 from $86,305,530 at December 31, 2007. Time deposits under $100,000 increased from $69,781,685 at December 31, 2007 to $69,087,219 at March 31, 2008. The increase in time deposits under $100,000 was primarily from the Bank's participation in the national Certificate of Deposit Account Registry (CDARS) program. Through this program, the Bank can offer $50,000,000 of FDIC insurance coverage for time deposits. When the Bank places these deposits into the CDARS network, it has the option of receiving reciprocal deposits from other banks in the network. Reciprocal deposits from the CDARS program increased from $61,284,069 at December 31, 2007 to $62,160,164 at March 31, 2008.

      Other borrowings at March 31, 2008 and December 31, 2007 were $9,155,000. The borrowings consist of $4,000,000 from the Federal Home Loan Bank of San Francisco and $5,155,000 of Trust Preferred Securities.

Results of Operations

      Net income for the three months ended March 31, 2008 was $159,265 compared to $113,139 for 2007. The increase in net income for the three months ended March 31, 2008 was from an increase in net interest income and a reduction in operating expenses.

      Basic earnings per share for the three months ended March 31, 2008 was $0.07 per share compared to $0.05 for the three months ended March 31, 2007. Diluted earnings per share for the three months ended March 31, 2008 and 2007 were $0.07 and $0.04, respectively.

Net Interest Income and Net Interest Margin

      Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

      The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended March 31, 2008 and 2007:

                                                     March 31, 2008                                March 31, 2007
                                       -----------------------------------------       ---------------------------------------
                                                                        Average                                       Average
                                           Average         Income/      Yield or          Average        Income/      Yield or
                                           Balance         Expense     Rate Paid          Balance        Expense     Rate Paid
                                       -----------------------------------------       ---------------------------------------
Interest-earning assets:
Interest-bearing deposits              $      361,459     $     4,073      4.53%       $   1,362,409   $    17,955      5.34%
Investments                                90,795,150       1,212,109      5.37%          86,937,985     1,019,810      4.76%
Federal funds sold                          7,408,934          63,738      3.46%           4,048,187        56,996      5.71%
Loans (1) (2)                             122,920,439       2,349,239      7.69%         113,715,097     2,519,177      8.98%
                                       ------------------------------                  ---------------------------
  Total interest-earning assets           221,485,982       3,629,159      6.59%         206,063,678     3,613,938      7.11%

Allowance for possible loan losses         (1,584,336)                                    (1,429,050)
Cash and due from banks                     5,316,359                                      3,965,829
Bank premises and equipment                 1,279,933                                      1,410,576
Accrued interest receivable                 1,187,327                                      1,219,983
Other assets                               10,240,452                                      6,643,016
                                       --------------                                  -------------
  Total assets                         $  237,925,717                                  $ 217,874,032
                                       ==============                                  =============

Interest-bearing liabilities:
Demand deposits                        $   58,448,640         524,948      3.61%       $  57,307,812       595,141      4.21%
Savings and money market accounts          31,347,515         201,688      2.59%          28,931,296       220,641      3.09%
Time deposits                              94,367,303         917,173      3.91%          78,224,063       947,531      4.91%
Other borrowings                            9,155,000         126,638      5.56%           9,237,206       131,334      5.77%
                                       ------------------------------                  ---------------------------
  Total interest-bearing
    liabilities                           193,318,458       1,770,447      3.68%         173,700,377     1,894,647      4.42%

Non-interest bearing demand
  deposits                                 25,419,210                                     25,264,283
Other liabilities                           1,447,517                                      1,704,600
                                       --------------                                  -------------
  Total liabilities                       220,185,185                                    200,669,260
Shareholders' equity                       17,740,532                                     17,204,772
                                       --------------                                  -------------
  Total liabilities and
    shareholders' equity               $  237,925,717                                  $ 217,874,032
                                       ==============                                  =============

                                                          -----------                                  -----------
Net interest income                                       $ 1,858,712                                  $ 1,719,291
                                                          ===========                                  ===========
Net interest margin on average
   interest earning assets (3)                                             3.38%                                         3.38%

1. Average loan balances include average deferred loan fees of $143,886 and $211,479 for the three months ended March 31, 2008 and 2007, respectively.

2. Interest on loans includes fees of $45,303 and $62,848 for the three month periods ended March 31, 2008 and 2007, respectively.

3. Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

      Net interest income for the three months ended March 31, 2008 was $1,858,712 compared to $1,719,291for 2007. Average interest-earning assets for the three months ended March 31, 2008 were $221,485,982 compared to $206,063,678 during the same three months of 2007. The Federal Reserve started lowering interest rates beginning in September of 2007. The prime rate has dropped from 8.25% in September 2007 to 5.25% at March 31, 2008. As a result of the Federal Reserve's action, the yield earned on average interest-earning assets during the first quarter of 2008 was 6.59% compared to 7.11% during the same quarter of 2007. The average rate paid on interest bearing-liabilities decreased from 4.42% for the first quarter of 2007 to 3.68% during the first quarter of 2008. While the yield earned on interest earning assets declined from March 2007, the net interest margin remained steady.

Allowance and Provision for Loan Losses

      The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring, and established formal lending policies. Additionally, the Bank contracts with an outside source to periodically review the existing loan portfolio.

      Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to reduce credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration, and regular monitoring. Management has implemented a loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

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

      Construction loans and other real estate secured loans comprised 60.1% of total loans outstanding at March 31, 2008. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company's future prospects, results of operations, overall profitability, and the market price of the Company's common stock.

      The provision for loan losses for the three months ended March 31, 2008 was $303,000 compared to $0 during the same quarter of 2007. At March 31, 2008, the allowance for loan losses was $1,861,050 compared to $1,558,050 at December 31, 2007 and $1,429,050 at March 31, 2007. The ratio of allowance for loan losses to gross loans was 1.30% at March 31, 2008 compared to 1.36% at December 31, 2007 and 1.25% at March 31, 2007. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount necessary to support the risks inherent in the portfolio.

      The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

                                                            For the three months ended March 31,
                                                                  2008                2007
                                                            ----------------    ----------------
Outstanding Loans:
   Average for the Period                                   $    122,920,439    $    113,715,097
   End of the Period                                             128,072,735         114,589,604
Allowance For Loan Losses:
Balance at Beginning of Year                                       1,558,050           1,429,050
Actual Charge-Offs:
   Commercial                                                              -                   -
   Consumer                                                                -                   -
   Real Estate                                                             -                   -
                                                            ----------------    ----------------
Total Charge-Offs                                                          -                   -
                                                            ----------------    ----------------
Less Recoveries:
   Commercial                                                              -                   -
   Consumer                                                                -                   -
   Real Estate                                                             -                   -
                                                            ----------------    ----------------
Total Recoveries                                                           -                   -
                                                            ----------------    ----------------
Net Loans Charged-Off (Recoveries)                                         -                   -
Provision for Loan Losses                                            303,000                   -
                                                            ----------------    ----------------
Balance at End of Period                                    $      1,861,050    $      1,429,050
                                                            ================    ================
Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans                     0.00%               0.00%
Allowance for Loan Losses to Total Loans                                1.45%               1.25%
Net Loans Charged-Off (Recoveries) to Beginning
   Allowance for Loan Losses                                            0.00%               0.00%
Net Loans Charged-Off (Recoveries) to Provision for Loan
Losses                                                                  0.00%                N/A
Allowance for Loan Losses to Nonperforming Loans                      205.66%             401.37%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

      Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $814,493 at March 31, 2008, $356,042 at March 31, 2007, and $2,006,029 at December 31, 2007.

      At March 31, 2008, there were loans totaling $4,300,674 that were considered impaired or troubled debt restructurings compared to $356,042 at March 31, 2007 and $2,006,029 at December 31, 2007. These loans were delinquent and placed on nonaccrual, but management currently believes that there will be no material losses on these loans. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. During the first quarter of 2008, the Bank foreclosed on a delinquent loan. The current net realizable value of the foreclosed property at March 31, 2008 is $1,614,000. There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of March 31, 2008 or December 31, 2007. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2008 or December 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at March 31, 2008 and December 31, 2007.

Other Income

      Other income for the three months ended March 31, 2008 was $156,822 compared to $205,177 for the same period during 2007. The Bank offers fixed rate commercial real estate loans through a third party lender. The Bank receives fees for packaging the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended March 31, 2008 were $0 compared to $36,900 for the same quarter in 2007. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the fees for servicing of these loans for the three months ended March 31, 2008 were $10,381 compared to $21,844 during the same period in 2007.

Other Expense

      Salaries and employee benefits for the three months ended March 31, 2008 were $799,251 compared to $1,019,221 for the three months ended March 31, 2007. The reduction in salaries and employee benefits was from a reduction of 8 employees through attrition and layoffs.

      Occupancy and equipment expense for the three months ended March 31, 2008 was $244,871 compared to $239,714 for the same period of 2007.

      Data processing and other professional fees expense was $148,042 for the three months ended March 31, 2008 compared to $150,210 for the three months ended March 31, 2007.

      Loan department expense for the three months ended March 31, 2007 was $43,906 compared to $20,245 for the same period of 2007. During the first quarter of 2008, the Company foreclosed on real estate securing collateral for one loan. The increase in costs are related to foreclosure expenses of $32,045.

Capital Resources

      Total shareholders' equity at March 31, 2008 was $17,575,058 compared to $17,648,014 December 31, 2007. The primary changes in shareholders' equity were net income for the three months ended March 31, 2008 of $159,265, an increase in additional paid in capital of $38,505 related to stock-based compensation, and a decrease in accumulated other comprehensive income (net of tax of $270,726).

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

      The following table shows the Company's and the Bank's actual capital amounts and ratios at March 31, 2008 and December 31, 2007, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

                                                                                               To be well-
                                                                                           capitalized under
                                                                    For capital adequacy    prompt corrective
                                                     Actual               purposes         action provisions
                                              -------------------   --------------------   ------------------
                                                Amount      Ratio     Amount       Ratio     Amount     Ratio
                                              ----------    -----   ------------   -----   ----------   -----
As of March 31, 2008:

Company:
   Total capital (to risk weighted assets)    $   25,073    13.3%   $     14,900    8.0%          N/A     N/A
   Tier 1 capital (to risk weighted assets)   $   23,212    12.4%   $      7,450    4.0%          N/A     N/A
   Tier 1 capital (to average assets)         $   23,212     9.8%   $      9,493    4.0%          N/A     N/A
Bank:
   Total capital (to risk weighted assets)    $   23,012    12.4%   $     14,900    8.0%   $   18,624    10.0%
   Tier 1 capital (to risk weighted assets)   $   21,151    11.4%   $      7,450    4.0%   $   11,175     6.0%
   Tier 1 capital (to average assets)         $   21,151     9.0%   $      9,418    4.0%   $   11,772     5.0%

As of December 31, 2007:

Company:
   Total capital (to risk weighted assets)    $   24,574    14.7%   $     13,334    8.0%          N/A     N/A
   Tier 1 capital (to risk weighted assets)   $   23,016    13.8%   $      6,667    4.0%          N/A     N/A
   Tier 1 capital (to average assets)         $   23,016     9.8%   $      9,422    4.0%          N/A     N/A
Bank:
   Total capital (to risk weighted assets)    $   22,423    13.5%   $     13,334    8.0%   $   16,668    10.0%
   Tier 1 capital (to risk weighted assets)   $   20,825    12.5%   $      6,667    4.0%   $   10,001     6.0%
   Tier 1 capital (to average assets)         $   20,825     8.9%   $      9,375    4.0%   $   11,719     5.0%

      The Bank met the "well capitalized" capital ratio measures at both March 31, 2008 and December 31, 2007.

Liquidity

      Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at March 31, 2008 and December 31, 2007 were approximately $42,677,929 and $38,038,672, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The Company's sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At March 31, 2008, consolidated liquid assets totaled $27,980,736 or 11.48% of total assets compared to $36,075,272 or 15.61% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $41,300,000 with correspondent banks. At March 31, 2008, the Company had $41,300,000 available under these credit lines. Additionally, Service 1st Bank is a member of the FHLB. At March 31, 2008, Service 1st Bank could have arranged for up to $17,454,796 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At March 31, 2008, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $4,000,000, leaving $13,454,796 available under these FHLB secured borrowing arrangements. Service 1st Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

Inflation

      The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's and the Bank's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company's results of operations during the periods ending March 31, 2008 and 2007.

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

      The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of March 31, 2008 and December 31, 2007, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $42,677,929 and $38,038,672 at March 31, 2008 and December 31, 2007, respectively. As a percentage of gross loans and leases these off-balance sheet items represent 33.27% and 33.13%, respectively.

      The Company has certain ongoing commitments under operating leases. The minimum commitment under these operating leases for 2008 is $470,247.

Effects of Terrorism

      The terrorist actions on September 11, 2001 and thereafter and the conflicts in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

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

                                            Projected change in economic value
                                            ----------------------------------
Change in interest rates                    March 31, 2008   December 31, 2007
--------------------------------            --------------   -----------------
100 basis point rise                               (3.45)%             (3.28)%
100 basis point decline                             2.17%               1.61%

      The economic value of portfolio equity sensitivity from March 31, 2008 to December 31, 2007 has shifted due to changes in wholesale rates, a change in the composition of customer loans, leases, investments, and deposits, and shortened wholesale borrowing maturities.

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

                                        Projected change in net interest income
                                        ---------------------------------------

Change in interest rates                March 31, 2008        December 31, 2007
------------------------------          --------------        -----------------
100 basis point rise                            0.21%                     0.09%
100 basis point decline                        (0.05)%                    0.07%

      Net interest income sensitivity from March 31, 2008 to December 31, 2007 evolved from a slightly asset-sensitive position to a relatively neutral position.

Equity Market Price Risk

      We are not exposed to equity market risk through our investments in stocks. The only stocks owned are 9,716 shares of FHLB of San Francisco and 400 shares of Pacific Coast Bankers' Bank. These stocks are not actively traded on any exchange, but their market value exceeds their cost.

Item 4. Controls and Procedures

         (a) Disclosure Controls and Procedures

      An evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the period covered by this quarterly report on Form 10-Q. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) Internal Control Over Financial Reporting

      An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended March 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T.  Controls and Procedures

      Not Applicable

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      On May 6, 2008, the Registrant's bank subsidiary, Service 1st Bank, was served with a Summons and Complaint, which was filed on May 1, 2008 in the Superior Court of the State of California in the County of Sacramento, Case No. 34-2008 -00009879, by Plaintiff, Regent Hotel LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation. The full details of the lawsuit are included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 15, 2008. After evaluating the potential loss related to this loan, the Bank increased its reserve for possible loan loss by $186,000 which is reflected in the Consolidated Statement of Income for the three months ended March, 31, 2008.

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

               (10.30)* Thomas A. Vander Ploeg Employment Agreement dated November 16, 2007, incorporated by reference from Registrant's Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

               (10.31) Resignation letter from Thomas A. Vander Ploeg dated May 7, 2008, incorporated by reference from Registrant's Form 8-K, filed with the Securities and Exchange Commission on May 9, 2008.

               (10.32)* Thomas A. Vander Ploeg Settlement Agreement and Release of All Claims, incorporated by reference from Registrant's Form 8-K, filed with the Securities and Exchange Commission on May 15, 2008.

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

                                   SERVICE 1ST BANCORP

Date: May 20, 2008                 By: /s/ JOHN O. BROOKS
                                       -----------------------------------------
                                       John O. Brooks
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: May 20, 2008                 By: /s/ ROBERT E. BLOCH
                                       -----------------------------------------
                                       Robert E. Bloch
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

 Exhibit                                                              Sequential
  Number                                     Description             Page Number
---------   ------------------------------------------------------   -----------
   31.1     Certification of Chief Executive Officer pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002.             27

   31.2     Certification of Chief Financial Officer pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002.             28

   32.1     Certification of Service 1st Bancorp by its Chief
            Executive Officer and Chief Financial Officer pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.             29