Form 10-Q
period 2008-06-30
SERVICE 1ST BANCORP
filed 2008-08-14
CIK 1225078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from____________ to ____________

Commission file number 000-50323

SERVICE 1ST BANCORP

(Exact name of registrant as specified in its charter)

State of California	32-0061893

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 W. 10th Street, Tracy, California 95376

(Address of principal executive offices)

(209) 956-7800

(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: No par value common stock – 2,388,739 shares outstanding at August 12, 2008.

The Index to Exhibits is located at page 29.

INDEX
TO SERVICE 1ST BANCORP FORM 10-Q
FOR THE SIX MONTHS ENDED
June 30, 2008

		Page
Part I	Financial Information

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	22
Item 4T	Controls and Procedures	22

Part II	Other Information

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits	23

Signatures		28

Exhibit Index		29

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements

SERVICE 1ST BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	6/30/08	12/31/07

ASSETS
Cash and due from banks	$3,166,238	$6,636,751
Federal funds sold	1,711,756	4,652,900

Cash and cash equivalents	4,877,994	11,289,651
Certificates of deposit with other banks	382,336	486,488
Investment securities available for sale	75,854,990	82,934,208
Investment securities held to maturity	17,588,595	13,061,476
Loans, net	126,019,587	113,169,164
Bank premises and equipment, net	1,170,234	1,308,720
Cash surrender value of life insurance	3,766,380	3,698,239
Accrued interest receivable	1,357,813	1,505,244
Other assets	6,328,266	3,622,753
Other real estate owned	—	—

	$237,346,195	$231,075,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$25,388,301	$26,697,543
Money market, NOW and savings	86,385,546	86,305,530
Time deposits under $100,000	70,154,339	69,781,685
Time deposits $100,000 and over	26,790,580	19,620,888

Total deposits	208,718,766	202,405,646
Junior subordinated debt securities	5,155,000	5,155,000
Other borrowings	4,000,000	4,000,000
Accrued interest and other liabilities	2,197,327	1,867,283

Total liabilities	220,071,093	213,427,929
Commitments and contingencies - Notes 5 and 9	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; issued and outstanding, 2,388,739 shares at June 30, 2008 and December 31, 2007	16,023,738	16,023,738
Additional paid-in capital	411,718	356,152
Retained earnings	2,001,785	1,484,090
Accumulated other comprehensive income, net of tax	(1,162,139)	(215,966)

Total shareholders’ equity	17,275,102	17,648,014

	$237,346,195	$231,075,943

The accompanying notes are an integral part of these consolidated statements.

SERVICE 1ST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended		For the six months ended

	06/30/08	06/30/07	06/30/08	06/30/07

Interest income:
Interest and fees on loans	$2,014,706	$2,612,211	$4,363,945	$5,131,388
Interest on investments	1,210,077	1,034,262	2,422,186	2,054,072
Interest on fed funds sold	29,836	9,403	93,574	66,399
Other interest income	1,907	13,839	5,980	31,794

Total interest income	3,256,526	3,669,715	6,885,685	7,283,653
Interest expense:
Interest expense on deposits	1,290,981	1,750,008	2,934,790	3,513,321
Interest on borrowings	91,499	183,957	218,137	315,291

Total interest expense	1,382,480	1,933,965	3,152,927	3,828,612

Net interest income before provision for loan losses	1,874,046	1,735,750	3,732,758	3,455,041

Provision for loan losses	400,000	50,000	703,000	50,000

Net interest income after provision for loan losses	1,474,046	1,685,750	3,029,758	3,405,041

Other Income:
Service charges, fees, and other income	147,192	44,121	216,707	159,516
Gain on the sale of investment securities	(2,637)	1,375	33,680	(6,578)
Gain on sale and servicing of loans	9,998	12,970	20,379	34,814
Gain on sale of OREO	190,122	—	190,122	—
Referral fees on mortgage loans	—	174,970	—	211,870
Earnings on cash surrender value of life insurance	41,060	39,623	81,729	78,614
Consulting fees	—	60,000	—	60,000

Total other income	385,735	333,059	542,617	538,236

Other Expenses:
Salaries and employee benefits	851,619	1,070,054	1,650,870	2,089,275
Occupancy expense	152,714	160,811	309,513	324,856
Equipment expense	81,771	88,406	169,843	164,075
Data processing and other professional fees	198,764	147,009	346,806	297,220
Office supplies and equipment	44,605	67,039	86,610	134,771
Loan department expense	21,912	409	65,818	20,654
Advertising and promotion	30,243	47,694	68,015	138,712
Directors fees and expenses	44,293	61,688	95,037	113,380
FDIC and state assessments	60,844	18,442	107,665	28,035
Other operating expenses	122,315	118,882	242,543	236,787

Total other expenses	1,609,080	1,780,434	3,142,720	3,547,765

Income before income taxes	250,701	238,375	429,655	395,512
Income tax expense	(107,729)	54,880	(88,040)	98,878

Net income	$358,430	$183,495	$517,695	$296,634

Net income per share - basic	$0.15	$0.07	$0.22	$0.12

Net income per share - diluted	$0.15	$0.07	$0.22	$0.12

The accompanying notes are an integral part of these consolidated statements.

SERVICE 1ST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

			Additional Paid In Capital	Comprehensive Income	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Common Stock

	Shares	Amount

Balance at January 1, 2007	2,388,739	$16,023,738	$207,144		$1,147,067	$(411,115)	$16,966,834

Surplus from options expense			149,008				149,008

Comprehensive Income:
Net income				$337,023	337,023		337,023
Unrealized gains on securities net of taxes of $135,135				199,368		199,368	199,368
Reclassification adjustment for gains included in net income, net of tax of $2,968				(4,219)		(4,219)	(4,219)

Comprehensive Income				$532,172

Balance at December 31, 2007	2,388,739	$16,023,738	$356,152		$1,484,090	$(215,966)	$17,648,014

Surplus from options expense			55,566				55,566

Comprehensive Income:
Net income				$517,695	517,695		517,695
Unrealized loss on securities net of taxes of $679,616				(965,943)		(965,943)	(965,943)
Reclassification adjustment for gains included in net income, net of tax of $13,910				19,770		19,770	19,770

Comprehensive Loss				$(428,478)

Balance at June 30, 2008	2,388,739	$16,023,738	$411,718		$2,001,785	$(1,162,139)	$17,275,102

The accompanying notes are an integral part of the financial statements.

SERVICE 1ST BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(unaudited)

	2008	2007

Operating activities:
Net income	$517,695	$296,634
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	703,000	50,000
Depreciation	146,417	118,942
Amortization and accretion on securities	(65,033)	(36,488)
Earnings on cash surrender value life insurance, net	(68,141)	(64,778)
Stock-based compensation expense	55,566	106,010
Gain on sale of loans	—	(6,737)
Loans originated for sale	—	(63,750)
Proceeds from loan sales	—	70,487
(Gain) Loss on sale of securities, net	(36,317)	6,578
Decrease (increase) in accrued interest	147,431	17,172
Gain on sale of OREO	(190,122)	—
Increase in other assets	(2,049,107)	(1,620,972)
Increase (decrease) in accrued expenses and other liabilities	330,044	600,652

Net cash provided by (used in) operating activities	(508,567)	(526,250)

Investing activities:
Purchases of securities available-for-sale	(30,314,999)	(5,339,062)
Purchases of securities held-to-maturity	(6,849,450)	(7,380,003)
Proceeds from sales of available-for-sale securities	5,157,578	3,228,767
Proceeds from sales of held-to-maturity securities	—	209,042
Proceeds from payments, maturities and calls of available-for-sale securities	30,733,922	10,158,779
Proceeds from payments, maturities and calls of held-to-maturity securities	2,513,941	639,360
Net decrease (increase) in loans	(15,167,423)	(4,185,931)
Reduction in OREO	1,614,000	—
Certificates of deposit with other banks	104,152	(841,750)
Purchases of premises and equipment	(7,931)	(36,810)

Net cash (used in) provided by investing activities	(12,216,210)	(3,547,608)

Financing activities:
Net (decrease) increase in demand, interest-bearing deposits and savings	(1,229,226)	(14,163,446)
Net increase in time deposits	7,542,346	5,833,042
Increase in junior subordinated debts	—	—
Net increase in other borrowings	—	638,026

Net cash provided by (used for) financing activities	6,313,120	(7,692,378)

Net (decrease) increase in cash and cash equivalents	(6,411,657)	(11,766,236)
Cash and cash equivalents at beginning of period	11,289,651	17,160,318

Cash and cash equivalents at end of period	$4,877,994	$5,394,082

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,107,329	$3,797,407
Income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

SERVICE 1ST BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

          The accompanying unaudited consolidated financial statements of Service 1st Bancorp (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnote disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the financial statements presented herein include all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and the Company’s income statements for the three months and six months ended June 30, 2008 and 2007, and the statements of cash flows for the six months ended June 30, 2008 and 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

          The balance sheet as of December 31, 2007, has been derived from the audited balance sheet as of that date.

Reclassifications

          Certain reclassifications were made to prior periods presented to conform to the current year. These reclassifications are of a normal recurring nature.

Stock-Based Compensation

          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes Model for option valuation. This model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

          The assumptions used for the six-month period ended June 30, 2008 and 2007 are as follows:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED
DURING THE PERIOD ENDED:

	June 30, 2008	June 30, 2007

Expected Life	3 months	72 months
Stock Volatility	36.5%	75.08%
Risk free interest rate	1.80%	4.75%
Dividend yield	0.00%	0.00%

SERVICE 1ST BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE (EPS)

          Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity as of June 30, 2008 and 2007. Weighted average shares outstanding used in the computation of basic earnings per share for the three months and the six months ended June 30, 2008 and 2007 were 2,388,739 and 2,388,739, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share for the six months ended June 30, 2008 and 2007 were 2,401,602 and 2,530,173, respectively. Weighted average shares outstanding used in the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007 were 2,401,602 and 2,548,089, respectively.

NOTE 3 – SECURITIES

          Securities are classified in two categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; and equity securities classified as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes reported in a separate component of shareholders’ equity. Any gains or losses on sales of investments are computed on a specific identification basis.

          The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of June 30, 2008.

The amortized cost or fair values of investment securities available-for-sale at June 30, 2008 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-Sale Securities:
Obligations of U.S. Government Agencies	$14,087,406	$63,478	$(48,133)	$14,102,751
State and political subdivisions	29,182,934	10,331	(1,048,611)	28,144,654
Asset backed-securities	8,289,558	—	(477,885)	7,811,673
Mortgage backed-securities	24,344,844	36,141	(236,248)	24,144,737
Preferred Stock	1,530,000	—	(43,052)	1,486,948
Short-term mutual funds	197,363	—	(33,136)	164,227

	$77,632,105	$109,950	$(1,887,065)	$75,854,990

The amortized cost or fair values of investment securities held-to-maturity at June 30, 2008 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-Maturity Securities:
Obligations of U.S. Government Agencies	$4,248,022	$—	$(155,491)	$4,092,531
State and political subdivisions	5,240,327	119,689	(12,909)	5,347,107
Asset backed-securities	7,951,620	—	—	7,951,620
Mortgage backed-securities	148,626	2,567	(57)	151,136

	$17,588,595	$122,256	$(168,457)	$17,542,394

          Securities carried at approximately $57,586,000 were pledged to secure deposits of public funds and borrowing arrangements.

SERVICE 1ST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES (continued)

          The tables below reflect the composition of investment securities, amortized cost, unrealized gains and losses and estimated fair values as of December 31, 2007.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-Sale Securities:
U.S. Government Agencies	$35,211,652	$83,394	$(53,615)	$35,241,431
State and political subdivisions	23,520,119	24,390	(249,204)	23,295,305
Asset backed-securities	7,173,180	1,274	(77,244)	7,097,210
Mortgage backed-securities	14,368,973	47,170	(128,003)	14,288,140
Agency preferred stock	2,530,000	—	(13,767)	2,516,233
Short-term mutual funds	500,000	—	(4,111)	495,889

	$83,303,924	$156,228	$(525,944)	$82,934,208

Held-to-Maturity Securities:
U.S. Government Agencies	$3,875,767	$353	$(96,834)	$3,779,286
State and political subdivisions	5,123,990	18,549	(383,769)	4,758,770
Asset backed-securities	3,898,115	14,070	(83,352)	3,828,833
Mortgage backed-securities	163,604	3,202	(6)	166,800

	$13,061,476	$36,174	$(563,961)	$12,533,689

          Securities carried at approximately $42,672,000 were pledged to secure deposits of public funds and borrowing arrangements.

NOTE 4 - LOANS

          Service 1st Bank’s customers are primarily located in San Joaquin County. At June 30, 2008, approximately 59.2% of the Bank’s loans are for real estate and construction loans and approximately 20.9% of the Bank’s loans are for general commercial users including professional, retail, and small businesses. Consumer loans make up approximately 8.2% of the loan portfolio, leases make up 6.3% of the loan portfolio, with agricultural loans making up the remaining 5.4%. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business or personal assets. Repayment is generally expected from the sale of property for real estate loans and cash flows of the borrowers for other loans.

Major classifications of loans were:

	6/30/2008	12/31/2007

Construction and land development loans	$24,740,956	$29,541,045
Real estate loans	51,077,667	45,002,196
Commercial loans	26,785,952	23,029,593
Leases	8,120,569	8,560,166
Agricultural loans	6,934,711	4,713,710
Consumer loans	10,459,414	4,041,061

	128,119,269	114,887,771
Deferred loan fees and costs	(44,618)	(160,557)
Allowance for loan losses	(2,055,064)	(1,558,050)

Total net loans	$126,019,587	$113,169,164

NOTE 5 – Pending Acquisition

          On May 28, 2008, Central Valley Community Bancorp and Service 1st Bancorp, headquartered in Tracy, California entered into a Reorganization Agreement and Plan of Merger. Under the terms of the agreement, Service 1st Bancorp will merge with and into Central Valley Community Bancorp (the “Merger”), and the Service 1st Bancorp subsidiary, Service 1st Bank, with branches in Tracy, Stockton and Lodi, will merge with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank (the “Bank Merger”), subject to receipt of required regulatory approvals and approvals by both companies’ shareholders.

          The California Department of Financial Institutions approved the Bank Merger on August 6, 2008. An application for approval is currently pending with the Federal Deposit Insurance Corporation. Notice to the Board of Governors of the Federal Reserve System is planned to be given in the near future. The dates of shareholder special meetings have not yet been set. The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

          Under the merger agreement, Service 1st Bancorp shareholders will receive in exchange for each share of Bancorp common stock held, cash in the amount of $2.50 and shares of Central Valley Community Bancorp common stock based on a exchange ratio of 0.681818, representing an aggregate cash amount of $5,971,848 and an aggregate share amount of 1,628,686, subject to certain adjustments that will be finalized prior to completion of the Merger, and subject to a cash holdback of $3,500,000, approximately $1.33 per share, to be deposited into an escrow account pending the outcome of certain litigation matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

          Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of earthquakes, floods, fires and other natural disasters; (15) terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under “Item 1A-Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007 and other cautionary statements and information set forth in this quarterly report on Form 10-Q should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report, when evaluating the business prospects of the Company and its subsidiaries.

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

BUSINESS ORGANIZATION

          Service 1st Bancorp (the “Company”) is a California corporation and was incorporated on January 23, 2004 to act as a holding company for Service 1st Bank (the “Bank”). The Bank became a subsidiary of the Company effective June 26, 2004. As of June 30, 2008, the Company maintained its administrative office in Tracy, San Joaquin County and the Bank operated three full-service offices in the cities of Stockton, Tracy, and Lodi in San Joaquin County. The Bank offers a full range of commercial banking services to individuals, small and medium-sized businesses, municipalities and professionals in San Joaquin County and the surrounding communities. On August 18, 2006, the Company established a new subsidiary, Charter Services Group, Inc. (“Charter”). Charter assists new (de novo) banks in filing applications for regulatory approval to organize and to commence business as a commercial bank. Charter also provides consulting services to new banks including formulating policies and providing other ongoing services.

          We recently entered into a Reorganization Agreement and Plan of Merger with Central Valley Community Bancorp. Applications by Central Valley Bancorp for prior approval of the merger by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions were mailed on July 2, 2008. On August 6, 2008, the Bank Merger was approved by the California Department of Financial Institutions. The merger application filed with the Federal Deposit Insurance Corporation is still pending. Notice to the Board of Governors of the Federal Reserve System is planned to be given in the near future. The dates of shareholders special meetings have not yet been set. The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

          The following analysis is designed to provide a more complete understanding of the material changes and trends related to the Company’s financial condition, results of operations, cash flows, and capital resources. This discussion should be read in conjunction with the audited financial statements included in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 1 to the financial statements describes the significant accounting policies used in the preparation of the financial statements. A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations. Management believes that the matters described below are critical accounting policies.

Allowance for Loan Losses

          The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentration, specific problem loans, commitments, and current economic conditions that may affect the borrowers’ ability to pay.

Summary of Financial Condition

          The Company’s total consolidated assets increased 2.7% from December 31, 2007 to June 30, 2008. As of June 30, 2008, total consolidated assets were $237,346,195 compared to $231,075,943 as of December 31, 2007, and $220,099,256 at June 30, 2007. The increase in total assets from December 31, 2007 was primarily due to an increase in loans.

          Total net loans at June 30, 2008 were $126,019,587 compared $113,169,164 at December 31, 2007 and $117,644,105 at June 30, 2007. This represents an increase in net loans of 11.4% from December 31, 2007.

          Cash and due from banks declined from $6,636,751 at December 31, 2007 to $3,166,238 at June 30, 2008. The reduction in cash was used to fund loan originations.

          Total deposits were $208,718,766 at June 30, 2008 compared to $202,405,646 at December 31, 2007 and $191,624,687 at June 30, 2007. Noninterest-bearing DDA accounts decreased from $26,697,543 at December 31, 2007 to $25,388,301 at June 30, 2008. Money market, NOW, and savings accounts increased to $86,385,546 at June 30, 2008 from $86,305,530 at December 31, 2007. Time deposits under $100,000 increased from $69,781,685 at December 31, 2007 to $70,154,339 at June 30, 2008. Time deposits $100,000 and over increased from $19,620,888 at December 31, 2007 to $26,790,580 at June 30, 2008.

          Other borrowings at June 30, 2008 and December 31, 2007 were $9,155,000. The borrowings consist of $4,000,000 from the Federal Home Loan Bank of San Francisco and $5,155,000 of Trust Preferred Securities.

Results of Operations

          Net income for the three months ended June 30, 2008 was $358,430 compared to $183,495 for 2007. The increase in net income for the three months ended June 30, 2008 was from an increase in net interest income, a reduction in operating expenses and a tax benefit of $107,729 for the second quarter of 2008 compared to $54,880 of tax expense for the same quarter in 2007. Net income for the six months ended June 30, 2008 was $517,695 compared to $296,634 for June 30, 2007, primarily as a result of the Company’s investment in tax free municipal securities which has reduced its effective income tax rate. For the six months ended June 30, 2008, the Company had tax free income of $758,016 compared to $377,076 for the same period in 2007.

          Basic earnings per share for the three months ended June 30, 2008 was $0.15 per share compared to $0.07 for the three months ended June 30, 2007. Diluted earnings per share for the three months ended June 30, 2008 and 2007 were $0.15 and $0.07, respectively. Basic earnings per share for the six months ended June 30, 2008 were $0.22 per share compared to $0.12 for 2007. Diluted earnings per share for the six months ended June 30, 2008 were $0.22 compared to $0.12 for 2007.

Net Interest Income and Net Interest Margin

          Net interest income, the primary component of the net earnings of a financial institution, refers to the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Please see the tables of average balance sheet and net interest income below.

          The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the three months ended June 30, 2008 and 2007:

	June 30, 2008			June 30, 2007

	Average Balance	Income/ Expense	Average Yield or Rate Paid	Average Balance	Income/ Expense	Average Yield or Rate Paid

Interest-earning assets:
Interest-bearing deposits	$254,369	$1,907	3.01%	$1,067,091	$13,839	5.20%
Investments	95,488,737	1,210,077	5.08%	84,791,452	1,034,262	4.89%
Federal funds sold	5,345,344	29,836	2.24%	722,318	9,403	5.22%
Loans (1) (2)	129,085,796	2,014,706	6.26%	116,915,548	2,612,211	8.96%

Total interest-earning assets	230,174,246	3,256,526	5.67%	203,496,409	3,669,715	7.23%

Allowance for possible loan losses	(1,894,818)			(1,438,941)
Cash and due from banks	3,405,563			3,319,526
Bank premises and equipment	1,210,823			1,367,060
Accrued interest receivable	1,448,093			1,255,897
Other assets	9,232,484			6,855,623

Total assets	$243,576,391			$214,855,574

Interest-bearing liabilities:
Demand deposits	$58,290,098	402,615	2.77%	$57,930,325	622,763	4.31%
Savings and money market accounts	32,671,137	169,547	2.08%	25,396,563	181,553	2.87%
Time deposits	98,668,931	718,819	2.92%	77,017,947	945,692	4.93%
Other borrowings	9,419,726	91,499	3.90%	11,530,178	183,957	6.40%

Total interest-bearing liabilities	199,049,892	1,382,480	2.79%	171,875,013	1,933,965	4.51%

Non-interest bearing demand deposits	24,761,652			23,688,288
Other liabilities	2,054,081			2,071,877

Total liabilities	225,865,625			197,635,178
Shareholders’ equity	17,710,766			17,220,396

Total liabilities and shareholders’ equity	$243,576,391			$214,855,574

Net interest income		$1,874,046			$1,735,750

Net interest margin on average interest earning assets (3)			3.25%			3.42%

1.	Average loan balances include average deferred loan fees of $128,422 and $250,542 for the three months ended June 30, 2008 and 2007, respectively.

2.	Interest on loans includes fees of $3,703 and $59,461 for the three month periods ended June 30, 2008 and 2007, respectively.

3.	Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

The following table sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the six months ended June 30, 2008 and 2007.

	June 30, 2008			June 30, 2007

	Average Balance	Income/ Expense	Average Yield or Rate Paid	Average Balance	Income/ Expense	Average Yield or Rate Paid

Interest-earning assets:
Interest-bearing deposits	$307,914	$5,980	3.91%	$1,213,934	$31,794	5.28%
Investments	93,916,274	2,422,186	5.19%	85,858,789	2,054,072	4.82%
Federal funds sold	6,377,139	93,574	2.95%	2,376,065	66,399	5.64%
Loans (1) (2)	126,093,814	4,363,945	6.96%	115,324,163	5,131,388	8.97%

Total interest-earning assets	226,695,141	6,885,685	6.11%	204,772,951	7,283,653	7.17%

Allowance for loan losses	(1,739,577)			(1,434,023)
Cash and due from banks	4,360,961			3,640,892
Bank premises and equipment	1,245,378			1,388,698
Accrued interest receivable	1,317,710			1,238,039
Other assets	8,871,441			6,749,907

Total assets	$240,751,054			$216,356,464

Interest-bearing liabilities:
Demand deposits	$58,369,369	927,563	3.20%	$57,620,788	1,217,904	4.26%
Savings and money market accounts	32,009,326	371,235	2.33%	27,154,165	402,194	2.99%
Time deposits	96,518,117	1,635,992	3.41%	77,617,673	1,893,223	4.92%
Other borrowings	9,287,363	218,137	4.72%	10,390,026	315,291	6.12%

Total interest-bearing liabilities	196,184,175	3,152,927	3.23%	172,782,652	3,828,612	4.47%

Non-interest bearing demand deposits	25,090,431			24,471,932
Other liabilities	1,750,799			1,889,253

Total liabilities	223,025,405			199,143,837
Shareholders’ equity	17,725,649			17,212,627

Total liabilities and shareholders’ equity	$240,751,054			$216,356,464

Net interest income		$3,732,758			$3,455,041

Net interest margin on average interest earning assets (3)			3.31%			3.40%

1.	Average loan balances include average deferred loan fees of $112,958 and $195,791 for the six months ended June 30, 2008 and 2007, respectively.

2.	Interest on loans includes fees of $41,600 and $122,309 for the six months ended June 30, 2008 and 2007, respectively.

3.	Net interest margin is computed by dividing net interest income by total average earning assets.

All average balances have been computed using daily balances.

          Net interest income for the three months ended June 30, 2008 was $1,874,046 compared to $1,735,750 for 2007. Net interest income for the six months ended June 30, 2008 was $3,732,758 compared to $3,455,041for 2007. Average interest-earning assets for the three months ended June 30, 2008 were $230,174,246 compared to $203,496,409 during the same three months of 2007. The Federal Reserve started lowering interest rates beginning in September of 2007. The prime rate has dropped from 8.25% in September 2007 to 5.00% at June 30, 2008. As a result of the Federal Reserve’s action and an increase in non-accrual loans, the yield earned on average interest-earning assets during the second quarter of 2008 was 5.67% compared to 7.23% during the same quarter of 2007. The yield earned on average interest-earning assets during the six months ended June 30, 2008 was 6.11% compared to 7.17% during the same period of 2007. At June 30, 2008, the Bank had $11,070,038 of loans on non-accrual, which reduced the yield on interest-earning assets for 2008. The non-accrual loans at June 30, 2007 and December 31, 2007 were $356,042 and $2,006,029, respectively. The average rate paid on interest bearing-liabilities decreased from 4.51% for the second quarter of 2007 to 2.79% during the second quarter of 2008. The average rate paid on interest bearing-liabilities decreased from 4.47% for the six months ended June 30, 2007 to 3.32% during the first six months of 2008.

Allowance and Provision for Loan Losses

          The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring, and established formal lending policies. Additionally, the Bank contracts with an outside source to periodically review the existing loan portfolio.

          Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to reduce credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration, and regular monitoring. Management has implemented a loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

          In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flows or from proceeds from the sale of selected assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences, and other real property.

          Construction loans and other real estate secured loans comprised 59.2% of total loans outstanding at June 30, 2008. Although management believes such loans have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse impact on the collectibility of such loans. In addition, such an occurrence could result in an increase in loan losses and an increase in the provision for loan losses, which could adversely affect the Company’s future prospects, results of operations, overall profitability, and the market price of the Company’s common stock.

          The provision for loan losses for the three months ended June 30, 2008 was $400,000 compared to $50,000 during the same quarter of 2007. The provision for loan losses for the six months ended June 30, 2008 was $703,000 compared to $50,000 during the same quarter of 2007. The increase in loan loss provision for 2008 primarily represents reserves for loans that were placed on non-accrual. At June 30, 2008, the allowance for loan losses was $2,055,064 compared to $1,558,050 at December 31, 2007 and $1,479,050 at June 30, 2007. The ratio of allowance for loan losses to gross loans was 1.60% at June 30, 2008 compared to 1.36% at December 31, 2007 and 1.24% at June 30, 2007. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Additional provisions will be added as new loans are placed on the books in an amount necessary to support the risks inherent in the loan portfolio.

          The following table summarizes the changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses.

	For the six months ended June,
	2008	2007

Outstanding Loans:
Average for the Period	$122,481,672	$115,324,163
End of the Period	128,119,269	119,275,675
Allowance For Loan Losses:
Balance at Beginning of Year	1,558,050	1,429,050
Actual Charge-Offs:
Commercial	(215,270)	—
Consumer	—	—
Real Estate	—	—

Total Charge-Offs	(215,270)	—

Less Recoveries:
Commercial	9,284	—
Consumer	—	—
Real Estate	—	—

Total Recoveries	9,284	—

Net Loans Charged-Off (Recoveries)	(205,986)	—
Provision for Loan Losses	703,000	50,000

Balance at End of Period	$2,055,064	$1,479,050

Ratios:
Net Loans Charged-Off (Recoveries) to Average Loans	0.17%	0.00%

Allowance for Loan Losses to Total Loans	1.60%	1.24%

Net Loans Charged-Off (Recoveries) to Beginning Allowance for Loan Losses	13.22%	0.00%

Net Loans Charged-Off (Recoveries) to Provision for Loan Losses	29.30%	0.00%

Allowance for Loan Losses to Nonperforming Loans	18.56%	417.17%

Nonaccrual Loans, Loans Past Due 90 Days and OREO

          Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. There were nonaccrual loans of $11,070,038 at June 30, 2008, $356,042 at June 30, 2007, and $2,006,029 at December 31, 2007.

          At June 30, 2008, there were loans totaling $11,070,038 that were considered impaired or troubled debt restructurings compared to $356,042 at June 30, 2007 and $2,006,029 at December 31, 2007. The increase in impaired loans was primarily as a result of three large loans. The Bank filed a notice of default on May 24, 2008 for a borrower on a loan in connection with a commercial RV resort in the amount of $4,314,926 and placed the loan on nonaccrual. A lawsuit was filed in May 2008 naming the Bank as a co-defendant related to its participation on a hotel loan. The outstanding balance on the loan totaling $3,486,181 was placed on nonaccrual in June 2008. A borrower on a land development and construction loan notified the Bank during the second quarter of 2008 that it would have difficulty meeting its loan obligation. The Bank and the borrower entered into a workout plan and the Bank placed the loan on nonaccrual. The loans were placed on nonaccrual to defer future income recognition until the delinquent payments have been received. During the first quarter of 2008, the Bank acquired property through foreclosure on a delinquent loan. The book value of the foreclosed property was $1,614,000. During the second quarter of 2008, the Bank sold this property and received net proceeds of $1,804,122. The gain for this property was $190,122.

          There were no loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of June 30, 2008 or December 31, 2007. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2008 or December 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There was no other real estate owned at June 30, 2008 and December 31, 2007.

Other Income

          Other income for the three months ended June 30, 2008 was $385,735 compared to $333,059 for the same period during 2007. Other income for the six months ended June 30, 2008 was $542,617 compared to $538,236 for the same period during 2007. The Bank offers fixed rate commercial real estate loans through a third party lender. The Bank receives fees for packaging the loans provided to the third party lender. The loans are funded by and become assets of the third party lender. The fees on such loans for the three months ended June 30, 2008 were $0 compared to $174,970 for the same quarter in 2007. The fees on such loans for the six months ended June 30, 2008 were $0 compared to $211,870 for the same period in 2007. Due to a slowdown in the commercial real estate market, the Bank has not funded any loans through a third party lender in 2008. The Bank originates loans through various government guarantee programs. The guaranteed portion of these loans can be sold in the secondary market. Gains on loans sold in the secondary market and the fees for servicing of these loans for the three months ended June 30, 2008 were $9,998 compared to $12,970 during the same period in 2007. Gains on loans sold in the secondary market and the fees for servicing of these loans for the six months ended June 30, 2008 were $20,379 compared to $34,814 during the same period in 2007.

Other Expense

          Salaries and employee benefits for the three months ended June 30, 2008 were $851,619 compared to $1,070,054 for the three months ended June 30, 2007. The reduction in salaries and employee benefits was from a reduction of 8 employees through attrition and layoffs. Salaries and employee benefits for the six months ended June 30, 2008 were $1,650,870 compared to $2,089,275 for the six months ended June 30, 2007. The decline is due to a reduction in employees. At June 30, 2008 there were 36 employees compared to 49 at June 30, 2007.

          Occupancy and equipment expense for the three months ended June 30, 2008 was $234,485 compared to $249,217 for the same period of 2007. Occupancy and equipment expense for the six months ended June 30, 2008 was $479,356 compared to $488,931 for the same period of 2007.

          Data processing and other professional fees expense was $198,764 for the three months ended June 30, 2008 compared to $147,010 for the three months ended June 30, 2007. Data processing and other professional fees expense was $348,806 for the six months ended June 30, 2008 compared to $297,220 for the six months ended June 30, 2007.

          Loan department expense for the three months ended June 30, 2008 was $21,912 compared to $409 for the same period of 2007. During the first quarter of 2008, the Company foreclosed on real estate securing collateral for one loan. The increase in costs is related to foreclosure expenses of $32,045. Loan department expense for the six months ended June 30, 2008 was $65,818 compared to $20,654 for the same period of 2007.

Capital Resources

          Total shareholders’ equity at June 30, 2008 was $17,275,102 compared to $17,648,014 December 31, 2007. The primary changes in shareholders’ equity resulting from net income for the six months ended June 30, 2008 of $517,695, an increase in additional paid-in capital of $55,566 related to stock-based compensation, and a decrease in accumulated other comprehensive income net of tax of $965,943.

          The Company and the Bank are subject to regulations issued by the Board of Governors of the Federal Reserve System and the FDIC, which require maintenance of a certain level of capital. Under the regulations, capital requirements are based upon the composition of an institution’s asset base and the risk factors assigned to those assets. The guidelines characterize an institution’s capital as being “Tier 1” capital (defined to be principally shareholders’ equity less intangible assets) and “Tier 2” capital (defined to be principally the allowance for loan losses, limited to one and one-fourth percent of gross risk weighted assets). The guidelines require the Company and the Bank to maintain a risk-based capital target ratio of 8%, one-half or more of which should be in the form of Tier 1 capital.

          The following table shows the Company’s and the Bank’s actual capital amounts and ratios at June 30, 2008 and December 31, 2007, as well as the minimum capital ratios for capital adequacy under the regulatory framework (dollar amounts are in thousands).

	Actual		For capital adequacy purposes		To be well- capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008:

Company:
Total capital (to risk weighted assets)	$25,626	14.1%	$14,473	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$23,570	12.9%	$7,236	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$23,570	9.7%	$9,690	4.0%	N/A	N/A
Bank:
Total capital (to risk weighted assets)	$23,709	13.1%	$14,476	8.0%	$18,091	10.0%
Tier 1 capital (to risk weighted assets)	$21,614	11.9%	$7,236	4.0%	$10,854	6.0%
Tier 1 capital (to average assets)	$21,614	9.0%	$9,634	4.0%	$12,043	5.0%

As of December 31, 2007:

Company:
Total capital (to risk weighted assets)	$24,574	14.7%	$13,334	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$23,016	13.8%	$6,667	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$23,016	9.8%	$9,422	4.0%	N/A	N/A
Bank:
Total capital (to risk weighted assets)	$22,423	13.5%	$13,334	8.0%	$16,668	10.0%
Tier 1 capital (to risk weighted assets)	$20,825	12.5%	$6,667	4.0%	$10,001	6.0%
Tier 1 capital (to average assets)	$20,825	8.9%	$9,375	4.0%	$11,719	5.0%

          The Bank met the “well capitalized” capital ratio measures at both June 30, 2008 and December 31, 2007.

Liquidity

          Liquidity management refers to the Company’s ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Company’s liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. Commitments to fund loans and outstanding letters of credit at June 30, 2008 and December 31, 2007 were approximately $38,782,439 and $38,038,672, respectively. Such loan commitments relate primarily to revolving lines of credit and other commercial loans and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

          The Company’s sources of liquidity consist of cash and due from correspondent banks, overnight funds sold to correspondent banks, unpledged marketable investments and loans held for sale and/or pledged for secured borrowings. At June 30, 2008, consolidated liquid assets totaled $27,739,358 or 11.7% of total assets compared to $36,075,272 or 15.61% of total assets on December 31, 2007. In addition to liquid assets, the Company maintains short-term lines of credit in the amount of $36,300,000 with correspondent banks. Additionally, Service 1st Bank is a member of the FHLB. At June 30, 2008, Service 1st Bank could have arranged for up to $17,454,796 in secured borrowings from the FHLB. These borrowings are secured by pledged mortgage loans. At June 30, 2008, the Company had advances, borrowings and commitments (including letters of credit) outstanding of $4,000,000, leaving $13,454,796 available under these FHLB secured borrowing arrangements. Service 1st Bank also has informal agreements with various other banks to sell participations in loans, if necessary. The Company serves primarily a business and professional customer base and, as such, its deposit base is susceptible to economic fluctuations. Accordingly, management strives to maintain a balanced position of liquid assets and borrowing capacity to volatile and cyclical deposits.

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

Inflation

          The impact of inflation on a financial institution differs significantly from that exerted on manufacturing or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company and the Bank indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company’s and the Bank’s capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings, which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing operating expenses. The effects of inflation were not material to the Company’s results of operations during the periods ending June 30, 2008 and 2007.

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

          The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company applies the same credit policies to commitments and letters of credit as it does for loans included on the consolidated balance sheet. As of June 30, 2008 and December 31, 2007, commitments to extend credit and standby letters of credit were the only financial instruments with off-balance sheet risk. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments. Loan commitments and standby letters of credit were $38,782,439 and $38,038,672 at June 30, 2008 and December 31, 2007, respectively. As a percentage of gross loans and leases these off-balance sheet items represent 30.30% and 33.13%, respectively.

          The Company has certain ongoing commitments under operating leases. The minimum commitment under these operating leases for 2008 is $470,247.

Effects of Terrorism

          The terrorist actions on September 11, 2001 and thereafter and the conflicts in Afghanistan and Iraq have had significant adverse effects upon the United States economy. Whether the terrorist activities in the future and the actions of the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company and the extent of such impact is uncertain. Such economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Bank, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company’s stock price.

Website Access

          Information regarding the Company, the Bank, and Charter may be obtained from the Company’s website at www.service1stbank.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Section 16 reports by Company insiders, including exhibits and amendments thereto, are available free of charge on the Company’s website as soon as they are published by the Securities and Exchange Commission through a link to the Edgar reporting system maintained by the Securities and Exchange Commission. To access Company filings, select “Go to Service 1st Bancorp” at the bottom of the Company website page, then select “Click here to view Service 1st Bancorp SEC Filings”, followed by selecting “Continue to view SEC Filings” to view or download copies of reports including Form 10-K, 10-Q or 8-K, or select “Click here to view Section 16 Reports,” followed by selecting “Continue to view Section 16 Reports,” to view or download reports on Forms 3, 4 or 5 of insider transactions in Company securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See “Management’s Discussion and Analysis of Financial Condition and Operations - Liquidity” for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

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

	Projected change in economic value

Change in interest rates	June 30, 2008	December 31, 2007

100 basis point rise	(2.32)%	(3.28)%
100 basis point decline	(0.44)%	1.61%

          The economic value of portfolio equity sensitivity from June 30, 2008 to December 31, 2007 has shifted due to changes in wholesale rates, a change in the composition of customer loans, leases, investments, and deposits, and shortened wholesale borrowing maturities.

     Forecasted Net Interest Income Interest Rate Sensitivity

          The impact of interest rate changes on the next 12 months’ net interest income is measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated using the implied forward curve and for immediate and sustained yield curve shocks.

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

	Projected change in net interest income

Change in interest rates	June 30, 2008	December 31, 2007

100 basis point rise	0.21%	0.09%
100 basis point decline	(0.01)%	0.07%

          Net interest income sensitivity from March 31, 2008 to December 31, 2007 evolved from a slightly asset-sensitive position to a relatively neutral position.

Equity Market Price Risk

          We are not exposed to equity market risk through our investments in stocks. The only stocks owned are 9,716 shares of FHLB of San Francisco and 400 shares of Pacific Coast Bankers’ Bank. These stocks are not actively traded on any exchange, but their market value exceeds their cost.

Item 4.	Controls and Procedures

          (a)           Disclosure Controls and Procedures

          An evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management as of the end of the period covered by this quarterly report on Form 10-Q. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          (b)           Internal Control Over Financial Reporting

          An evaluation of any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company’s fiscal quarter ended June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

                         Not Applicable

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          On May 6, 2008, the Registrant’s bank subsidiary, Service 1st Bank, was served with a Summons and Complaint, which was filed on May 1, 2008 in the Superior Court of the State of California in the County of Sacramento, Case No. 34-2008 -00009879, by Plaintiff, Regent Hotel LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation. The full details of the lawsuit are included in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2008. After evaluating the potential loss related to this loan, the Bank increased its reserve for possible loan loss by $186,000, which is reflected in the Consolidated Statement of Income for the three months ended June 30, 2008.

Item 1A.	Risk Factors

          There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007, other than the fact that the overall decline in real estate values in California, and more specifically in the Company’s primary market area of San Joaquin County, has continued and expanded during 2008. Further declines in real estate values would increase the likelihood of a negative impact on general economic conditions in San Joaquin County, which could thereby adversely impact the Company. Such a negative impact could result in increased loan losses and require a material increase in the allowance for loan losses, thereby adversely affecting the Company’s results of operations, financial condition, future prospects, and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(2.1)

Plan of Reorganization and Merger Agreement (included in Annex A) incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(2.2)	Plan of Reorganization and Merger Agreement, incorporated by reference from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 3, 2008.

(3.1)

Articles of Incorporation, as amended, incorporated by reference from the Registrant’s Form 10-QSB for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

(3.2)	Bylaws, as amended, incorporated by reference from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 23, 2007.

(4.1)

Specimen form of certificate for Service 1st Bancorp common stock incorporated by reference from Registrant’s Form 10-QSB for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

(4.2)

Trust Preferred Security Indenture dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(4.3)

Trust Preferred Security Amended and Restated Declaration of Trust dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association, incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(4.4)

Trust Preferred Security Guarantee Agreement dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(4.5)

Trust Preferred Security Junior Subordinated Debt Security dated August 17, 2006 between Service 1st Bancorp and Wells Fargo Bank, National Association, incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(4.6)

Trust Preferred Security Certificate dated August 17, 2006 between Service 1st Capital Trust I and Wells Fargo Bank, National Association, incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(10.1)

Lease agreement dated May 3, 2002, related to 2800 West March Lane, Suite 120, Stockton, CA 95219 incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(10.2)

Lease agreement dated April 13, 1999 and amendment thereto dated June 17, 1999, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(10.3)*

1999 Service 1st Bancorp Stock Option Plan, Amendment No. 1 thereto, and related forms of Incentive and Nonstatutory Stock Option Agreements entered into with executive officers and directors, incorporated by reference from the Registrant’s Form S-8, Registration No. 333-107346, filed with the Securities and Exchange Commission on July 25, 2003.

(10.4)

Agreement dated July 27, 1999 with BancData Solutions, Inc. for service bureau and data processing services, incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(10.5)

Agreement with Financial Marketing Services dated February 1, 2000, incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(10.6)*

Service 1st Bank 401(k) Profit Sharing Plan and Trust Summary Plan Description, dated January 1, 2000, incorporated by reference from the Registrant’s Form S-4EF, Registration No. 333-104244, filed with the Securities and Exchange Commission on April 1, 2003.

(10.7)*

John O. Brooks Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

(10.8)*

Bryan R. Hyzdu Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

(10.9)*

Robert E. Bloch Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

(10.10)*

Patrick Carman Salary Continuation Agreement dated September 10, 2003, incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

(10.11)*

2004 Stock Option Plan and Forms of Incentive and Nonstatutory Stock Option Agreements, incorporated by reference from the Registrant’s Form S-8, Registration No. 333-116818, filed with the Securities and Exchange Commission on June 24, 2004.

(10.12)*

John O. Brooks Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant’s Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(10.13)*

Bryan R. Hyzdu Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant’s Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(10.14)*

Robert E. Bloch Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant’s Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(10.15)*

Patrick Carman Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant’s Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(10.16)*

Shannon Reinard Employment Agreement dated July 15, 2004, incorporated by reference from the Registrant’s Form 10-QSB, for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(10.17)

Fiserv Solutions, Inc. Agreement dated October 7, 2004, for service bureau, data processing, and item processing, incorporated by reference from the Registrant’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005.

(10.18)

Lease agreement dated May 1, 2005, related to 49 W. 10th Street, Tracy, CA 95378 incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

(10.19)

Lease agreement dated October 3, 2005, related to 1901 W. Kettleman Lane, Building A, Suite 1A and 1B, Lodi, CA 95242, incorporated by reference from the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

(10.20)*

Shannon Reinard Salary Continuation Agreement dated August 8, 2005, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.21)*

Bryan R. Hyzdu First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.22)*

Bryan R. Hyzdu Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.23)*

Patrick Carman First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.24)*

Patrick Carman Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.25)*

Robert E. Bloch First Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.26)*

Robert E. Bloch Second Amendment dated August 8, 2005 to Salary Continuation Agreement dated September 10, 2003, incorporated by reference from Registrant’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.

(10.27)*

Director Emeritus Program approved by Board of Directors effective June 30, 2006, incorporated by reference from Registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2006.

(10.28)

Lease option exercise letter dated September 12, 2006, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from Registrant’s Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.

(10.29)

Lease option exercise letter dated September 12, 2006, related to 60 West 10th Street, Tracy, CA 95376, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.

(10.30)*

Thomas A. Vander Ploeg Employment Agreement dated November 16, 2007, incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(10.31)	Resignation letter from Thomas A. Vander Ploeg dated May 7, 2008, incorporated by reference from Registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2008.

(10.32)*	Thomas A. Vander Ploeg Settlement Agreement and Release of All Claims, incorporated by reference from Registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 15, 2008.

(14.1)	Code of Ethics, incorporated by reference from the Registrant’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.

(21.1)	Registrant’s only subsidiaries are Service 1st Bank and Charter Services Group, Inc.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Service 1st Bancorp by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE 1ST BANCORP

Date: August 12, 2008	By:	/s/ JOHN O. BROOKS

John O. Brooks
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ ROBERT E. BLOCH

Robert E. Bloch
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the	30
	Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the	31
	Sarbanes-Oxley Act of 2002.

32.1	Certification of Service 1st Bancorp by its Chief Executive Officer and Chief	32
	Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.